Form 10-Q
period 2018-12-31
Hawkeye Systems, Inc.
filed 2019-02-13
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:333-180954

Hawkeye Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	830799093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7119 W. Sunset Blvd., Suite 468

Los Angeles, CA 90046

(Address of principal executive offices)

  (310)_ 606-2054

(Registrants telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐Yes ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2018 was 8,886,416 shares of common stock.

Contents

Item 1. Financial Information

Hawkeye Systems, Inc.

Condensed Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$$166,867	$334,650

Total current assets	166,867	334,650

Investment in joint venture (Cost: $695,000- Sept 30, $150,000 – June 30)	472,201	150,000

Total Assets	$639,069	$484,650

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$-	$12,800

Total current liabilities	$-	12,800

Total liabilities	-	12,800

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 or June 30, 2018)	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 8,886,416 shares issued and outstanding as of December 31, 2018 and June 30, 2018	889	889
Additional paid-in capital	655,836	655,836
Stock subscription receivable	-	(142,500)
Stock subscription received	340,000	-
Accumulated deficit	(357,656)	(42,375)

Total stockholders’ equity	639,069	471,850

Total Liabilities and Stockholders’ Equity	$639,069	$484,650

The accompanying notes form an integral part of these unaudited condensed financial statements.

Hawkeye Systems, Inc.

Condensed Statement of Operations

(Unaudited)

	For the three months ended December 31, 2018	For the six months ended December 31, 2018

Revenue	$-	$-

Expenses:
General and administrative expenses	626	1,374
Legal and professional expenses	12,065	45,815
Regulatory filing expenses and fees	26,400	33,400
Escrow Fees	2,100	11,893
Total expenses	41,192	92,483

Operating loss	(41,192)	(92,483)

Unrealized loss on joint venture	(99,291)	(222,799)

Net loss	$(140,482)	$(315,281)

Net loss per share – basic and diluted *	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding	8,886,416	8,886,416
*Excludes all anti-dilutive potential shares

The accompanying notes form an integral part of these unaudited condensed financial statements.

Hawkeye Systems, Inc.

Statement of Cash Flows

(Unaudited)

For the six months ended December 31, 2018

Cash flows from operating activities:
Net loss	$(315,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on joint venture	222,799
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(12,800)
Net cash used in operating activities	(105,283)

Cash flows from investing activities:
Investment in joint venture	(345,000)
Net cash used in investing activities	(345,000)

Cash flows from financing activities:
Issuance of common stock for cash	142,500
Stock subscriptions received	240,000
Net cash from financing activities	482,500

Net decrease in cash	(167,783)

Cash, beginning of period	334,650

Cash, end of period	$166,867

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-
Income taxes	$-

Refer to Note 2 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these unaudited condensed financial statements

Hawkeye Systems, Inc.

Notes to Condensed Financial Statements

For the quarter ended December 31, 2018

1.Nature of Operations and Organization of the Company

Hawkeye Systems, Inc., a Nevada corporation incorporated on May 15, 2018, is a technology company that is developing cutting edge optical imaging products for military and law enforcement markets to assist with intelligence, surveillance and reconnaissance (“ISR”).  Other potential markets include commercial entertainment and outdoor sportsmanship activities.  This “SOCOM to Commercial” (United States Special Operations Command to Commercial) model has worked well for other companies.

On June 7, 2018, the Company entered into a joint-venture partnership with Insight Engineering, LLC (“Insight”).  On August 1, 2018, the Company and Insight incorporated Optical Flow, LLC and entered into an operating agreement (the “Joint Venture” or “Optical Flow”) which superseded the previous joint-venture partnership.  Pursuant to the Joint Venture, the Company and Insight will co-develop high resolution imaging systems.  Insight is a Nevada limited liability corporation that is led by Lucas Foster, who has two decades of experience working on advanced camera technology for entertainment/motion picture uses.

The Company currently owns fifty (50%) percent of the Joint Venture.  Pursuant to the terms and conditions of the Joint Venture, the Company must contribute $2,000,000 to the Joint Venture over a 12-month period or it will forfeit its interest in the Joint Venture pro rata to funds raised.

2.Summary of Significant Accounting Policies

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

Year End

The Company has adopted June 30 as its fiscal year end.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account.  The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents.  This balance includes $166,867 ($334,650 at June 30, 2018) held in a trust account that is legal title of the Company.  There were no cash equivalents as at December 31, 2018 (none as at June 30, 2018).

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture

The investment in the Joint Venture is accounted for by the Company using the equity method in accordance with FASB ASC 323.  The company currently owns fifty percent of the Joint Venture.  Pursuant to the terms and conditions of the Joint Venture, the Company must contribute $2,000,000 to the Joint Venture over a 12-month period or it will forfeit its interest in the Joint Venture pro rata to funds raised.  As at December 31, 2018 the Company has contributed $695,000 ($150,000 as at June 30, 3018) to the Joint Venture and will make additional payments over the course of the year as follows:

•$305,000 USD on or before January 30, 2019,

•$500,000 USD on or before April 1, 2019,

•The remaining balance of $500,000 USD on or before June 15, 2019

The Joint Venture is currently developing a wide field of view, single lens virtual reality imaging product.  Initially, these products are being designed to be able to be mounted to law enforcement and/or military personnel to record and stream high resolution images to a wifi or Bluetooth network, when required.

Through the Joint Venture, the Company is conducting research and development for the further development of this imaging system for the body/head camera platform.  The milestones over the next 12-months are:

•Design the single lens platform;

•Develop hardware design and source components;

•Sign a binding agreement with the imaging sensor provider;

•Produce working prototype(s); and

•Get user/client feedback on use cases and user requirements.

On August 1, 2018, the Company and Insight incorporated Optical Flow, LLC and entered into an operating agreement (the “Joint Venture” or “Optical Flow”) which superseded the previous joint-venture partnership.  Pursuant to the Joint Venture, the Company and Insight will co-develop high resolution imaging systems.  This includes a worldwide license for military and law enforcement purposes (the “License”) to use and build products derived from all technology, information, intellectual property and other materials for or relevant to the 360 degree visible and infrared spectrum single lens camera platform, including without limitation, all business plans, technical plans, specifications, templates, demonstration versions, hardware, equipment, software, devices, methods, apparatus, and product designs.  The License is also subject to a five (5%) percent net sales royalty payable to Insight.  The License will allow the Joint Venture to excel in developing a next generation body and head camera that sees behind the user and presents a clear and wide field of view.  The Joint Venture will develop and own additional technology that may include further iterations of this system, and all the related mounting and charging technologies that facilitate its use.

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture (continued)

Joint Venture Balance Sheets
As at December 31, 2018
All figures in USD
Cash and cash equivalents	171,053
Deposit - Radiant	100,000
Computers (net of accumulated depreciation of $469)	4,350
Total assets	275,403

Accrued liabilities	-
Accrued liabilities – related party	26,000
Total liabilities	26,000
Venturer contributions	695,000
Retained earnings	(445,597)
Venturers’ equity	249,403
Total liabilities and venturers’ equity	275,403

As at June 30, 2018
All figures in USD
Cash and cash equivalents	150,000
Total assets	150,000
Venturers’ equity	150,000
Joint Venture Income Statement
For the three months ended December 31, 2018
All figures in USD
Revenue	-
Expenses:
Research and development	60,000
Management fees	81,500
Consulting fees	10,000
Legal and professional fees	6,189
Marketing expenses	7,500
Meals, entertainment and travel expenses	25,909
Project management expenses	-
General and administrative expenses	7,203
Depreciation	281
Net loss	198,582

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture (continued)

For the six months ended December 31, 2018
All figures in USD
Revenue	-
Expenses:
Research and development	140,000
Management fees	161,500
Consulting fees	25,000
Legal and professional fees	19,636
Marketing expenses	18,767
Meals, entertainment and travel expenses	53,374
Project management expenses	13,413
General and administrative expenses	13,439
Depreciation	469
Net loss	445,598

Value of Hawkeye Investment in Joint Venture
For the period of May 15, 2018 to June 30, 2018
Investment in Joint Venture as at May 15, 2018	$-
Cash contributions to Joint Venture by Hawkeye	150,000
Company’s share of the Joint Venture net income for the period	-
Investment in Joint Venture value as at June 30, 2018	$150,000

For the three months ended December 31, 2018
Cash contributions to Joint Venture by Hawkeye	$345,000
Company’s share of the Joint Venture net income for the period	$(99,291)

For the six months ended December 31, 2018
Cash contributions to Joint Venture by Hawkeye	$345,000
Cash contributions to Joint Venture on behalf of Hawkeye[1]	200,000
Company’s share of the Joint Venture net income for the period	$(222,799)

(1)See “Stock Subscription Received,” below

Investment to date at December 31, 2018
Cash contributions to Joint Venture by Hawkeye	$495,000
Cash contributions to Joint Venture on behalf of Hawkeye[1]	200,000
Company’s share of the Joint Venture net income for the period	(272,799)
Investment in Joint Venture value as at December 31, 2018	$472,201
(1)See “Stock Subscription Received,” below

2.Summary of Significant Accounting Policies (continued)

Income Taxes

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  As of December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Stock Subscription Receivable

This balance relates to capital stock issued during the period for which payment has not been received by the Company at period end.

Stock Subscription Received

This balance relates to cash received for the purchase of stock that has yet to be issued by the Company at period end. $200,000 was paid via a direct contribution from the investor to Optical flow on behalf of the Company.

Net Loss per Share

Net income (loss) per common share is computed and presented in both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Commitments and Contingencies

The Company has committed to contribute $2,000,000 to the Joint Venture over a twelve month period as disclosed above.  To date the Company has contributed $695,000 ($150,000 at June 30, 2018) and has a commitment of $1,305,000 ($1,850,000 as at June 30, 2018) to the Joint Venture to be paid within the next 6 months.

Management of the Company is not aware any other commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

2.Summary of Significant Accounting Policies (continued)

Foreign Currency translation

The Company’s functional and reporting currency is the US dollar.  Foreign exchange items are translated to US dollars using the exchange rate prevailing at the balance sheet date.  Monetary assets and liabilities are translated using the exchange rate at the balance sheet date.  Non-monetary assets and liabilities are translated at historical rates.  Revenues and expenses are translated at average rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $357,656 ($42,375 as of June 30, 2018).  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4.Stockholders’ Equity

Common Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.0001 per share and 50,000,000 shares of Preferred Stock authorized, with a par value of $0.0001 per share. As of September 30, 2018 and as of June 30, 2018 there were 8,886,416 common shares outstanding and no shares of Preferred Stock are outstanding.

Effective May 15, 2018, 3,000,000 shares of common stock were offered and sold to Corby Marshall (Director, CFO and CEO of the Company), at a purchase price of $0.0001 per share.

Effective May 22, 2018, 2,362,500 shares of common stock were offered and sold to 14 investors at a purchase price of $0.01 per share. This included 1,250,000 shares to directors of the Company.

Effective June 1, 2018, 612,500 shares of common stock were offered and sold to 9 investors at a purchase price of $0.05 per share.

Effective June 15, 2018, 2,438,666 shares of common stock were offered and sold to 12 investors at a purchase price of $0.15 per share and include the option to purchase up to 9,754,644 shares via warrants at various exercise prices between $0.30 and $2.00.

Effective June 29, 2018, 472,750 shares of common stock were offered and sold to 29 investors at a purchase price of $0.50 per share and include the option to purchase up to 1,891,000 shares via warrants at exercise prices of $1.00 and $2.00.

5.Related Party Transactions

None noted during the period.

6.Subsequent Events

Subsequent to period end subscriptions of 700,000 shares of common stock were issued at a purchase price of $0.50 per share and include the option to purchase up to 2,800,000 shares via warrants at exercise prices of $1.00 and $2.00.  The purchase of 680,000 of these shares were paid for via subscriptions received during the period.

$28,5502 in expenses incurred by the Company subsequent to period end have been agreed to be paid to the providers via issuance of a total of 57,100 shares of stock, none of the stock has been issued as of the date of this report.

1,200,000 stock options were issued subsequent to period end with a range of exercise prices of $0.50 and $0.55 pursuant to the Company’s Directors, Officers, Employees and Consultants Stock Option Plan.

The Company’s Management has reviewed all other material events through the date of this report and there are no additional material subsequent events to report that have not already been disclosed within the aforementioned notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS INCEPTION TO DATE

We have had no operating revenues since our inception on May 15, 2018 throughthe date of this report.  Our activities have been financed by the proceeds of share subscriptions.  From our inception to December 31, 2018, we raised a total of $996,725 from private offerings of our common stock.  We raised an additional $10,000 subsequent to December 31, 2018.

Total expenses in the period of inception to December 31, 2018 were $134,858. Total expenses for the six months ended December 31, 2018 were $92,483.  The operating loss for these periods is a result of legal and professional fees required to form the Company and complete the joint venture and licensing arrangements, and regulatory filing expenses and fees.

Our financial statements reflect a net loss of $357,656 from inception through December 31, 2018.  This net loss includes a net loss of $222,799 in our joint venture project for development of our project.  Our total investment in that project through December 31, 2018 is $472,201.  The remaining loss includes legal, accounting and other professional fees, expenses for regulatory filings, as well as general corporate expenses.  The loss in our joint venture is related to development of our product.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2018 was $166,867.  We believe these cash reserves are sufficient to cover our expenses for the fourth quarter of 2018.  We have an investment in our joint venture partnership of $472,201 at December 31, 2018.

On February 11, 2018 our Registration Statement on Form S-1 became effective.  We intend to raise up to $10,000,000 through that offering by the sale of 5,000,000 shares of common stock at $2.00 per share.  There can be no assurance that we will be able to raise money through this offering.  If we cannot raise any additional financing prior to the expiration of the fourth quarter of 2018, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.  Our current negative cash flow per month is less than $15,000, but will significantly increase after the commencement of our offering as we commence further development of our products.

We are an emerging growth company and have generated no revenue to date. Under a limited operations scenario to maintain our corporate existence, we believe we currently have sufficient funds on hand over the next 12 months to complete our regulatory reporting and filings.  However, we will require maximum participation in the public offering to implement our complete business plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

PLAN OF OPERATION

Our plan of operations over the 12 month period following the successful completion of our offering is to continue to develop our products.  We estimate our annual cost will be approximately of $100,000 for being a “reporting issuer” under the Securities Exchange Act of 1934.  In order to complete the development of our 360-degree head/body camera, the Company expects that it will need more capital pursuant to the Joint Venture.

GOING CONCERN CONSIDERATION

We have not generated any revenues since inception. As ofDecember 31, 2018 the Company had accumulated losses of $357,656 (including our loss in the joint venture). Our independent auditors included an explanatory paragraph in their report on the financial statements accompanying our filing on June 30, 2018 regarding concerns about our ability to continue as a going concern. Those financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this prospectus, there are no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

Year End:

The Company has adopted June 30 as its fiscal year end.

Use of Estimates:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  The company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents.

Income Taxes:

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  As of September 30, 2018, the Company reviewed its tax positions and determined there were no outstanding tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Stock Subscription Receivable:

This balance relates to capital stock issued during the period for which payment has not been received by the Company at year end.

Net Loss per Share:

Net income (loss) per common share is computed and presented in both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Commitments and Contingencies:

Management of the Company is not aware any commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Foreign Currency translation:

The Company’s functional and reporting currency is the US dollar.  Foreign exchange items are translated to US dollars using the exchange rate prevailing at the balance sheet date.  Monetary assets and liabilities are translated using the exchange rate at the balance sheet date.  Non-monetary assets and liabilities are translated at historical rates.  Revenues and expenses are translated at average rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recent Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.  We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2018 the Company received subscriptions for 700,000 shares of common stock which were issued at a purchase price of $0.50 per share, and included the option to purchase up to 2,800,000 shares pursuant to warrants at exercise prices of $1.00 and $2.00 per share.  The purchase of 680,000 of these shares were paid for via subscriptions from four accredited investors received during the period September 30, 2018 through December 31, 2018.  The remaining 20,000 shares were paid for subsequent to December 31, 2018.  None of the shares purchased in these descriptions were issued as of December 31, 2018.

Item 3 – Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosure

No disclosure required.

Item 5 – Other Information

No disclosure required.

Item 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: February 12, 2019	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer and Chief Financial Officer
Principal Executive and Financial Officer