Form 10-Q
period 2019-03-31
Hawkeye Systems, Inc.
filed 2019-05-16
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2019 was 9,660,516 shares of common stock.

Item 1.  Financial Information

Hawkeye Systems, Inc.

Condensed Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,827	$334,650

Total current assets	32,827	334,650

Investment in joint venture (Cost: $900,000- March 31, $150,000 – June 30)	640,819	150,000

Total Assets	$673,646	$484,650

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$18,000	$12,800
Note due on demand	200,000	-

Total current liabilities	$218,000	12,800

Total liabilities	218,000	12,800

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 or June 30, 2018	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 9,660,516 and 8,886,416 shares issued and outstanding as of March 31, 2019 and June 30, 2018	966	889
Additional paid-in capital	1,334,027	655,836
Stock subscription receivable	-	(142,500)
Accumulated deficit	(879,347)	(42,375)

Total stockholders’ equity	455,646	471,850

Total Liabilities and Stockholders’ Equity	$673,646	$484,650

The accompanying notes form an integral part of these unaudited condensed financial statements.

Hawkeye Systems, Inc.

Condensed Statement of Operations

(Unaudited)

		For the three months ended March 31, 2019	For the nine months ended March 31, 2019

Revenue		$-	$-

Expenses:
General and administrative expenses		10,450	11,825
Legal and professional expenses		44,688	90,503
Regulatory filing expenses and fees		20,182	53,582
Escrow Fees		-	11,893
Marketing expenses	**	30,550	30,550
Consulting fees	**	186,058	186,058
Management compensation	**	118,580	118,580
Total expenses		410,508	502,991

Operating loss		(410,508)	(502,991)

Non-operating income (expense):
Unrealized loss on joint venture		(36,382)	(259,181)
Interest expense	**	(74,800)	(74,800)
Total non-operating income		(111,182)	(333,981)

Net loss		$(521,690)	$(836,972)

Net loss per share – basic and diluted *		$(0.06)	$(0.09)

Basic and diluted weighted average shares outstanding		9,402,483	9,055,927

*Excludes all anti-dilutive potential shares
**Includes stock based remuneration

The accompanying notes form an integral part of these unaudited condensed financial statements.

Hawkeye Systems, Inc.

Statement of changes in stockholders’ equity

(Unaudited)

	Common Stock		Paid-in	Stock Subscription Received/	Accumulated Gain/	Total Stockholders’
	Shares	Amount	Capital	(Receivable)	(Deficit)	Equity
Balance – December 31, 2018*	8,886,416	$889	$655,836	$340,000	$(357,656)	$639,069

Common stock issued for cash	715,000	72	135,700	-	-	135,771

Common stock issued as compensation	59,100	6	29,544	-	-	29,550

Warrants issued	-	-	221,729	-	-	221,729

Stock options issued as compensation - vested	-	-	291,218			291,218

Stock subscription receivable	-	-	-	(340,000)	-	(340,000)

Net gain/(loss) during the period	-	-	-	-	(521,690)	(521,690)

Balance – March 31, 2019	9,660,516	$966	$1,334,027	$-	$(879,347)	$455,646

*No prior period presented as inception was May 15, 2018

The accompanying notes form an integral part of these unaudited condensed financial statements

Hawkeye Systems, Inc.

Statement of Cash Flows

(Unaudited)

For the nine months ended March 31, 2019

Cash flows from operating activities:
Net loss	$(836,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on joint venture	259,181
Stock based remuneration	245,968
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	5,200
Net cash used in operating activities**	(326,623)

Cash flows from investing activities:
Investment in joint venture*	(350,000)
Net cash used in investing activities	(350,000)

Cash flows from financing activities:
Issuance of common stock for cash*	300,000
Options issued in lieu of interest payment	74,800
Net cash from financing activities	374,800

Net decrease in cash	(301,823)

Cash, beginning of period	334,650

Cash, end of period	$32,827

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-
Income taxes	$-

*Excludes $400,000 cash payments made directly from a shareholder and a lender to the joint venture
**Funds from the note due on demand were paid directly from the lender to the joint venture
Refer to Note 2 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these unaudited condensed financial statements

Hawkeye Systems, Inc.

Notes to Condensed Financial Statements

1.Nature of Operations and Organization of the Company

Hawkeye Systems, Inc., a Nevada corporation incorporated on May 15, 2018, is a technology company that is developing cutting edge optical imaging products for military and law enforcement markets to assist with intelligence, surveillance and reconnaissance (“ISR”).  Other potential markets include commercial entertainment and outdoor sportsmanship activities.  This “SOCOM to Commercial” (United States Special Operations Command to Commercial) model has worked well for other companies such as Oakley and Camelbak.

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

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account.  The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents.  This balance includes $32,827 ($334,650 at June 30, 2018) held in a trust account that is legal title of the Company.  There were no cash equivalents as at March 31, 2019 (none as at June 30, 2018).

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture

The investment in the Joint Venture is accounted for by the Company using the equity method in accordance with FASB ASC 323.  The company currently owns fifty percent of the Joint Venture.  Pursuant to the terms and conditions of the Joint Venture, the Company must contribute $2,000,000 to the Joint Venture over a 12-month period or it will forfeit its interest in the Joint Venture pro rata to funds raised.  As at March 31, 2019 the Company has contributed $900,000 ($150,000 as at June 30, 3018) to the Joint Venture and will, subject to available financing, use its reasonable commercial efforts to pay the remaining $1,100,000 commitment on or before June 15, 2019.

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

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture (continued)

Joint Venture Balance Sheets
	As at March 31, 2018	As at June 30, 2018
All figures in USD
Cash and cash equivalents	73,590	150,000
Deposit - Radiant	310,000	-
Computers (net of accumulated depreciation of $469)	3,747	-
Total assets	387,337	150,000

Accrued liabilities	-	-
Accrued liabilities – related party	5,699	-
Total liabilities	5,699	-

Venturer contributions	900,000	150,000
Retained earnings	(518,362)	-
Venturers’ equity	381,638	150,000
Total liabilities and venturers’ equity	387,337	150,000

Joint Venture Income Statement
	For the three months ended March 31, 2019	For the Nine months ended March 31, 2019
All figures in USD
Revenue	-
Expenses:
Research and development	-	140,000
Management fees	37,000	198,500
Consulting fees	10,000	35,000
Legal and professional fees	10,000	29,636
Marketing expenses	2,500	21,267
Meals, entertainment and travel expenses	10,024	63,399
Project management expenses	-	13,413
General and administrative expenses	2,638	16,078
Depreciation	602	1,071
Net loss	72,764	518,364

2.Summary of Significant Accounting Policies (continued)

Investment in Joint Venture (continued)

Value of Hawkeye Investment in Joint Venture
For the period of May 15, 2018 to June 30, 2018
Investment in Joint Venture as at May 15, 2018	$-
Cash contributions to Joint Venture by Hawkeye	150,000
Company’s share of the Joint Venture net income for the period	-
Investment in Joint Venture value as at June 30, 2018	$150,000

For the three months ended March 31, 2019
Cash contributions to Joint Venture by Hawkeye	$205,000
Company’s share of the Joint Venture net income for the period	$(36,382)

For the nine months ended March 31, 2019
Cash contributions to Joint Venture by Hawkeye	$750,000
Company’s share of the Joint Venture net income for the period	$(259,181)

Investment to date at March 31, 2019
Cash contributions to Joint Venture by Hawkeye	$900,000
Company’s share of the Joint Venture net income for the period	(259,181)
Investment in Joint Venture value as at March 31, 2018	$640,819

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

2.Summary of Significant Accounting Policies (continued)

Note Due on Demand

On January 22, 2019 the Company obtained a $200,000 note from a shareholder of the Company that was used to fund the Joint Venture. The note is due on demand after 60 days at which point the lender can request repayment at any time. The Company can repay the note (in full or in installments) at any time without notice or penalty.

In lieu of interest payments, the Company will grant 150,000 stock options at $0.50 per share for a five year term.

At the option of the lender, the note is convertible at any time from the date of issuance for one year subsequent at a conversion price of $0.50 per share. Upon conversion the lender will also be issued (i) two times the number of share converted in Series A warrants each exercisable for one year from the date hereof for one share of the Company’s common stock at an exercise price of $1.00 per share, and (ii) two times the number of share converted in Series B warrants each exercisable for one year from the date hereof for one share of the Company’s common stock at an exercise price of $2.00 per share.

As of March 31, 2019 the fair value of the 400,000 warrants were the conversion exercised is $141,844.

The fair value of the warrants was determined using the Black-Scholes  option pricing model with the following assumptions:

Expected life:1.0 year

Volatility:267%*

Dividend yield:0%**

Risk free interest rate:2.40%***

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Stock Subscription Receivable

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

2.Summary of Significant Accounting Policies (continued)

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the period there were warrants acquired as part of the sale of shares to shareholders. The warrants to acquire additional shares of stock that would have a dilutive effect on current shares outstanding, the warrants outstanding have been disclosed below:

Number of Warrants Outstanding	Years to maturity	Exercise Price	Value
2,438,666	1.00	$0.50	$536,717
2,438,666	2.00	$0.50	$636,195

The fair value of the warrants was determined using the Black-Scholes  option pricing model with the following assumptions:

Expected life:1 to 2 years

Volatility:267%*

Dividend yield:0%**

Risk free interest rate:2.57 to 2.52%***

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Stock Options

During the period, pursuant to the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan the Company granted stock options as remuneration for work performed. The holders of the options rights to acquire shares shall vest 20% immediately upon issuance of this option, and an additional 20% every three months thereafter.

The Company also issued stock options in lieu of interest payments for the note due on demand which vested upon issuance.

2.Summary of Significant Accounting Policies (continued)

Stock Options (continued)

Refer to tables below for summary of options issued and vested during the period:

Options Granted	# of Options	Weighted Average strike price	Weighted Average remaining life (in years)
Outstanding as at 1/1/2019	-	-	-
Issued	1,455,000	0.52	4.84
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as at 3/31/2019	1,455,000	0.52	4.84

Options Vested	# of Options	Weighted Average strike price	Weighted Average remaining life (in years)
Vested as at 1/1/2019	-	-	-
Issued	411,000	0.51	4.84
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Vested as at 3/31/2019	411,000	0.51	4.84

During the period the fair value of the options granted was $725,517, of which $291,218 vested during the period. The fair value of the options was determined using the Black-Scholes  option pricing model with the following assumptions:

Expected life:5 years

Volatility:267%*

Dividend yield:0%**

Risk free interest rate:2.43 to 2.57%***

* The volatility is based on the average volatility rate of three similar publically traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Commitments and Contingencies

The Company has committed to contribute $2,000,000 to the Joint Venture over a twelve month period as disclosed above.  To date the Company has contributed $900,000 ($150,000 at June 30, 2018) and has a commitment of $1,100,000 ($1,850,000 as at June 30, 2018) to the Joint Venture to be paid within the next 3 months.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees.  ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs.  ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements.  As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

3.Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $879,347 ($42,375 as of June 30, 2018).  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

3.Going Concern (Continued)

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

4.Stockholders’ Equity

Common Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.0001 per share and 50,000,000 shares of Preferred Stock authorized, with a par value of $0.0001 per share. As of March 31, 2019 there are 9,660,516 common shares outstanding (June 30, 2018 there were 8,886,416 common shares outstanding) and no shares of Preferred Stock are outstanding.

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

Effective January 30, 2019 715,000 shares of common stock were offered and sold to 5 investors at a purchase price of $0.50 per share and include the option to purchase up to 2,860,000 shares via warrants at exercise prices of $1.00 and $2.00.

Effective January 30, 2019 59,100 shares were provided at a value of $0.50 per share to 4 individuals as compensation for $29,550 in services provided to the Company during the period.

5.Related Party Transactions

None noted during the period.

6.Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

Subsequent to March 31, 2019, Optical Flow LLC has, through its contractor, entered into a new cooperative research and development agreement ("CRADA") with the U.S. Special Operations Command ("USSOCOM"). The overall goal for the CRADA is to provide enhanced operational capability to USSOCOM assets through the development of novel solutions and technologies.

Subsequent to March 31, 2019, the Company issued 75,000 shares of common stock offered and sold to an accredited investor at a purchase price of $1.00 per share pursuant to subscription agreements. The subscription also included the option to purchase up to 75,000 additional shares via warrants at an exercise price of $1.50 and the option to purchase up to 75,000 additional shares via warrants at an exercise price of $2.00 per share.

Subsequent to March 31, 2019, the Company issued 50,000 shares of common stock offered and sold to an accredited investor at a purchase price of $1.00 per share pursuant to subscription agreements. The subscription also included the option to purchase up to 75,000 additional shares via warrants at an exercise price of $2.00.

Subsequent to March 31, 2019, the Company issued 161,600 shares of common stock to Advanced Digital Manufacturing LLC, in consideration for a promissory note payable by Radiant Images, Inc. for $80,800 to the Company.

The Company’s Management has reviewed all other material events through the date of this report and there are no additional material subsequent events to report that have not already been disclosed within the aforementioned notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations Nine Months Ended March 31, 2019

We have had no operating revenues since our inception on May 15, 2018 through the date of this report.  Our activities have been financed by the proceeds of share subscriptions and loans.  From our inception to March 31, 2019, we raised a total of $1,089,225 from private offerings of our common stock.  We raised an additional $200,000 subsequent to March 31, 2019 in connection with a promissory note issued to an accredited investor.

Total expenses in the nine month period ended March 31, 2019 were $502,991 which is also the Company’s operating loss.   The operating loss for this period is a result of legal and professional fees required to form the Company, complete the joint venture and licensing arrangements, investment in our joint venture and continued development of products through that joint venture, and regulatory filing expenses and fees.

Our financial statements reflect a net loss of $502,991 for the nine month period ended March 31, 2019.  This net loss includes a net loss of $259,181 in our joint venture project for development of our project.  Our total investment in that project through March 31, 2019 is $640,819.  The remaining loss includes legal, accounting and other professional fees, expenses for regulatory filings, as well as general corporate expenses.  The loss in our joint venture is related to development of our product.

Liquidity and Capital Resources

Our cash balance at March 31, 2019 was $32,827.  We believe these cash reserves are sufficient to cover our expenses for the fourth quarter of 2019.  We will require additional funding for our ongoing operations.  We have an investment in our joint venture partnership of $640,819 at March 31, 2019.

On February 11, 2018 our Registration Statement on Form S-1 became effective.  We intend to raise up to $10,000,000 through that offering by the sale of 5,000,000 shares of common stock at $2.00 per share.  There can be no assurance that we will be able to raise money through this offering.  If we cannot raise any additional financing prior to the expiration of the fourth quarter of 2019, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.  Our current negative cash flow per month is less than $15,000, but will significantly increase after the commencement of our offering as we commence further development of our products.

We are an emerging growth company and have generated no revenue to date.  Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings.   However, we will require maximum participation in the public offering to implement our complete business plan.

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

Going Concern Consideration

We have not generated any revenues since inception.  As of March 31, 2019 the Company had accumulated losses of $879,347 (including our loss in the joint venture).  Our independent auditors included an explanatory paragraph in their report on the financial statements accompanying our filing on June 30, 2018 regarding concerns about our ability to continue as a going concern.  Those financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019 the Company received subscriptions for 35,000 shares of common stock which were issued at a purchase price of $0.50 per share, and included the option to purchase up to 140,000 shares pursuant to warrants at exercise prices of $1.00 and $2.00 per share.  The purchase of these shares were paid for via subscriptions from two accredited investors received during the period December 31, 2018 through March 31, 2019.

During the quarter ended March 31, 2019 the Company also received a stock subscription for 75,000 shares of common stock which were issued at a purchase price of $1.00 per share, which was paid for via subscriptions from an accredited investor.  The purchase included the option to purchase up to 75,000 additional shares pursuant to warrants at an exercise price of $1.50 per share and the option to purchase up to 75,000 additional shares pursuant to warrants at an exercise price of $2.00 per share.

During the quarter ended March 31, 2019 the Company also received a stock subscription for 50,000 shares of common stock which were issued at a purchase price of $1.00 per share, which was paid for via subscriptions from an accredited investor.  The purchase included the option to purchase up to 50,000 additional shares pursuant to warrants at an exercise price of $2.00 per share.

During the quarter ended March 31, 2019 the Company issued 59,100 shares of common stock to four service providers who converted outstanding obligations to them into common stock at a conversion price of $0.50 per share.

Subsequent to March 31, 2019, the Company issued 161,600 shares to Advanced Digital Manufacturing LLC, in consideration for a promissory note payable by Radiant Images, Inc. for $80,800 to the Company.

Item 3 – Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosure

No disclosure required.

Item 5 – Other Information

No disclosure required.

Item 6 – Exhibits

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: May 15, 2019	By:	/s/ Corby Marshall
Corby Marshall Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)