Form 10-K
period 2019-06-30
Hawkeye Systems, Inc.
filed 2019-12-09
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-180954

(Commission file number)

Hawkeye Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2702 Media Center Drive

Los Angeles, CA 90065

323-737-1314

(Address and telephone number of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, was $3,150,308.

(At June 30, 2019, the registrant had 9,897,116 shares of common stock issued and outstanding, of which 4,116,500 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon the sales price of privately placed shares at or about such date.)

As of December 5, 2019, there were 10,417,116 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Indoor Harvest”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our company, (ii) the development of our business plan, (iii) development of our products, (iv) recruiting and adding additional consultants and employees, (v) signing contracts for the business, (vi) advancing the products with the U.S. military and (vii) development of our relationship with Radiant Images, Inc.

The Company is a technology company that is developing cutting edge optical imaging products for military and law enforcement markets to assist with intelligence, surveillance and reconnaissance (“ISR”). Other potential markets include commercial entertainment and outdoor sportsmanship activities. This “SOCOM to Commercial” model (United States Special Operations Command to Commercial) has worked well for other companies.

On June 7, 2018, the Company entered into a joint-venture partnership with Insight Engineering, LLC (“Insight”). On August 1, 2018, the Company and Insight incorporated Optical Flow, LLC and entered into an operating agreement (the “Joint Venture” or “Optical Flow”) which superseded the previous joint-venture partnership. Pursuant to the Joint Venture, the Company and Insight will co-develop high resolution imaging systems. Insight is a Nevada limited liability corporation that is led by Lucas Foster, who has two decades of experience working on advanced camera technology for entertainment/motion picture uses. While this experience provides background for development of our products, our technology must be further developed and enhanced for law enforcement and military applications as provided for in our plan of operations. The Company currently owns fifty (50%) percent of the Joint Venture.

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company will acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, effectuating the acquisition of Radiant. The purchase price for the Shares is equal to $1,810,904.72 plus the cash and cash equivalents of Radiant as of the close of business on the business day immediately preceding the Closing Date. The purchase price is payable (i) at the Closing by paying the amount of funds required to be paid pursuant to payoff letters payable to various creditors of Radiant (not to exceed $836,104.72), as well as an amount equal to the purchase price, less the payoff amounts and less amounts previously delivered prior to Closing to Radiant pursuant to a Revolving Note with Optical Flow, LLC, a subsidiary of Hawkeye. The closing is anticipated to occur before December 31, 2019. Prior to closing, Hawkeye is required to have received at least $1,500,000 from the sale of equity securities.

Also at the closing, the Company will enter into employment agreements with each of Mansouri and Wolfe, with an annual salary of $225,000 and $175,000 annually, respectively. In addition, pursuant to the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan, each of Mansouri and Wolfe will be granted an option to purchase up to 375,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock as of the closing date, which vest one-third on the first anniversary of the closing date and monthly thereafter.

During the year ending June 30, 2019, the Joint Venture advanced $920,800 to Radiant Images, Inc. That amount was initially recorded as a note receivable from Radiant.

As a result of the Radiant acquisition agreement, the Company and Insight agreed to contribute no further amounts to the Joint Venture, to cease operations of the Joint Venture and the $920,800 previously advanced by the Joint Venture to Radiant is to be considered a investment in Radiant towards the purchase price. Management’s decision to cease operations of the Joint Venture, the Company’s risk of loss for all activities of the Joint Venture to date, and the executed purchase agreement for Radiant, which was executed subsequent to year end but prior to issuance of these financial statements) have led the Company to conclude the Joint venture should be consolidated as of June 30, 2019.

Our business office is located at 2702 Media Center Drive, Los Angeles, CA 90065. Our telephone number is 323-737-1314 and our website is www.hawkeyesystemsinc.com.

Business Description

We are currently developing a wide field of view, single lens virtual reality imaging product.

Initially, these products are being designed to be able to be mounted to law enforcement and/or military personnel to record and stream high resolution images to a wi-fi, Bluetooth network or other proprietary network protocols when required.

On August 1, 2018 the Joint Venture and Insight entered into an exclusive and worldwide license for military and law enforcement purposes (the “License”) to use and build products derived from all technology, information, intellectual property and other materials for or relevant to the 360 degree visible and infrared spectrum single lens camera platform, including without limitation, all business plans, technical plans, specifications, templates, demonstration versions, hardware, equipment, software, devices, methods, apparatus, and product designs. The License is also subject to a five (5%) percent net sales royalty payable to Insight. The License allows the Joint Venture to excel in developing a next generation body and head camera that sees behind the user and presents a clear and wide field of view. The Company possibly through the joint venture will develop additional technology that may include further iterations of this system, and all the related mounting and charging technologies that facilitate its use. The Board of Managers of the Joint Venture consists of Corby Marshall from the Company and Lucas Foster from Insight.

Lucas Foster, the principal of our joint venture partnership, has produced or supervised more than 50 feature films, including Bad Boys, Crimson Tide, Dangerous Minds, The Mask of Zorro, Enemy of the State, Man on Fire, Mr. & Mrs. Smith and Law-Abiding Citizen, among many others. Mr. Foster has managed dozens of projects and project teams numbering in the thousands, through completion. Mr. Foster’s entertainment experience includes substantial work with camera technologies upon which our camera system is based. While this experience provides background for development of our products, our technology must be further developed and enhanced for law enforcement and military applications as provided for in our plan of operations.

Mr. Foster is a storyteller, filmmaker and businessman with many years of experience in development, production, marketing and distribution of films and television programs. Mr. Foster started the Warp Group of companies which have been in business for over 20 years. Mr. Foster is also the co-founder of HeadcaseVR – a leading edge virtual reality technology company.

Mr. Foster attended UCLA and Princeton University, where he studied applied sciences, and attended film school. Mr. Foster has spoken at the American Film Institute, UCLA Film School, USC Film School, New York University, the Tisch School of the Arts at NYU, Digital Hollywood, and at the Nokia Forum and various other content and media organizations concerned with the future intersection of media and technology.

A longer-term plan is to develop a next-gen version of Aerial PTZ (pan-tilt-zoom) cameras during long military surveillance flights - there are thousands of such PTZ camera balls in use with the U.S. Military. We call this the “AXA” platform. The AXA will entail the development of a larger ground and aerial platform-based stabilized system that is of the size, weight and power to allow for Ground Vehicular, Manned and Unmanned Aerial Systems deployment based on a networked system of similar or greater technical camera capabilities.

The AXA is intended to provide the military and law enforcement customer with a 360-degree, user-defined and customized, field of view in real-time that is exportable to multiple users or group outputs through various platforms simultaneously. The AXA will also provide geo-location and range data to assist/confirm the objective imagery continuously. In the company’s development path, much effort has been put into the evaluation of licensing the technology versus purchasing Radiant Images in order to benefit from the total upside available in various businesses and industries.

Research and Development

The Company is conducting research and development for the further development of this imaging system for the body/head camera platform. The milestones over the next 12-months are:

•	Design the single lens platform;

•	Develop hardware design and source components;

•	Sign a binding agreement with the imaging sensor provider;

•	Produce working prototype(s); and

•	Get user/client feedback on use cases and user requirements.

Longer-Term Plan

A longer-term plan is to develop a next-gen version of Aerial PTZ cameras for use during long-duration military surveillance flights - there are thousands of such PTZ Balls in use with the US Military. We call this the “AXA” platform. The AXA will entail the development of a larger ground and aerial platform-based system that is of the size, weight and power needed to allow for Ground Vehicular, Manned and Unmanned Aerial Systems deployment based on a networked system of similar or greater technical camera capabilities.

The AXA is intended to provide the military and law enforcement customer with a 360-degree, user-defined and customized, field of view in real-time that is exportable to multiple users or group outputs through various platforms simultaneously. The AXA will also provide geo-location and range data to assist/confirm the objective imagery continuously.

Our research and development initiatives focus on next generation technology. We continue to develop new technologies to enhance existing products and services, and to expand the range of our offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology.

We are able to leverage a Cooperative Research and Development Agreement (the “CRADA”) with a DOD organization. The CRADA allows companies to work with different areas of DOD to conduct research and development and utilize some of its facilities, vehicles, and personnel.

In July 2018, we conducted a field demonstration of the head/body camera platform to JSOC and also had a discussion regarding the capabilities of the AXA and specific unit’s requirements for the AXA.

Through the CRADA, this project includes an individual work plan (“IWP”) with DOD that is set to meet conditions of transition by the end of calendar year 2019.

The IWP sets out what the parties intend to achieve in the presentation, modification and implementation of the products.

The following diagram describes the typical CRADA process:

The CRADA Process provides a technology integration deliberate research and development path with a government customer which progresses toward a transitional assessment.

Proposed prototypes for future deployment

Intellectual Property

The Joint Venture currently has a license to use and build products derived from all technology, information, intellectual property and other materials for or relevant to the 360 degree visible and infrared spectrum single lens camera platform, including without limitation, all business plans, technical plans, specifications, templates, demonstration versions, hardware, equipment, software, devices, methods, apparatus, and product designs, for military and law enforcement purposes. The License will allow the Joint Venture to excel in developing a next generation body and head camera that sees behind the user and presents a clear and wide field of view. The Joint Venture will develop additional technology that may include further iterations of this system, and all the related mounting and charging technologies that facilitate its use. As research and development is undertaken by the Joint Venture it will protect its intellectual property with U.S. and foreign patents and trademarks.

Hawkeye’s Position in the Industry and Competitiveness

The Hawkeye body worn camera platform is being developed to greatly enhance the quality of imaging on body worn camera platforms. At this point we have developed several early prototypes. We believe it will be different than our competitors because our system will produce up to a 4p steradian (depending on mounting position) image in nearly 8K resolution in both the visible light and infrared spectrums and will offer separate end-user customizable viewing in real-time. Currently, we believe there is a need for much better imaging in the law enforcement and military communities where body/head cameras are regularly utilized.

The products that are being developed by the Company were originally developed for the film and entertainment industry. Pursuant to the License, the Joint Venture has an exclusive and worldwide license for military and law enforcement purposes to use and build products derived from all technology, information, intellectual property and other materials for or relevant to the 360 degree visible and infrared spectrum single lens camera platform, including without limitation, all business plans, technical plans, specifications, templates, demonstration versions, hardware, equipment, software, devices, methods, apparatus, and product designs. The products are being further developed and enhanced for use by law enforcement and military applications. The products are currently operational in the film and entertainment industries but they are not operational or developed enough for law enforcement and military applications yet.

The Company is bringing his decades of experience and technical know-how to the Joint Venture. The 360 degree visible and infrared spectrum camera platform and the AXA are working prototypes and are frequently used in the film and entertainment industries. While this experience provides background for development of our products, our technology must be further developed and enhanced for law enforcement and military applications as provided for in our plan of operations.

The Joint Venture is developing and adapting these products for military and law enforcement purposes. While these products are currently functional in the film and entertainment industries, there is no guarantee that these products are developed sufficiently to meet the needs of military and law enforcement. Demonstrations have been conducted with the U.S. Special Forces and the Company intends to continue to develop and test the products throughout the CRADA process.

The AXA camera system provides an immediate two-fold revenue opportunity due to competitive technology superiority through our interaction with DOD. First, the AXA camera is fundamentally a linked set of image sensors and aspheric lenses that have a high field-of-view (“FOV”) in each lens that can be stitched together almost instantaneously with the Insight software. As such, the individual camera lens can be utilized in both separate and collective configurations. This creates the opportunity for a single, lightweight camera with 6 degrees of freedom and a 4p Steradian Field-of-View to be marketed. The 2nd revenue opportunity is to the AXA camera employment as a collective set of cameras in one fixed unit that provides the additional feature of being able to measure a position in a given time and space including depth, therefore giving ISR assets a volumetric capture ability. We will first discuss the Hawkeye competitive position in Industry with respect to the body worn camera.

The market for body worn camera platforms continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. Even more importantly is the fact that the body camera market is being driven by litigation and government policy positions that require the use and capture of video streaming by law enforcement and military personnel. As a consequence, not only is the market open to technology insertion but the consumer stakeholders are also in a ‘must-buy’ situation.

Competitors in this specific market with a focus on military and law enforcement include Axon Enterprises Inc., GoPro, Inc., and MOHOC, Inc. Continued evolution in the industry and technology shifts are creating opportunities for both established and new competitors. Key competitive factors include: product performance; product features; product quality and warranty; total cost of ownership; data security; data and information work flows; company reputation and financial strength; and relationship with customers. However, no camera is providing a linkable feed opportunity that can provide command and control manipulation from an operations center without losing video capture feed from the originating camera position—meaning, where the camera was originally oriented. Additionally, the value of this approach in a body-worn configuration is that it can be developed to link similar views of perspective—this can be thought of in terms of a buddy-system employment of a group of cameras in close proximity to one another as they would be configured in a patrolling nature or during routine law enforcement activities. This provides the opportunity for the view audience or audiences to ‘FLOW’ the camera to a view that is peripheral and outside the view of the human eye for early warning or post-event capture analysis. For a military or law enforcement return on investment the camera platform provides a way to multiply the view and presence of the deployed force in a sector by literally providing them ‘eyes in the back of their head’. Post-arrest or detention this camera creates the ability to demonstrate threats that were present at the scene or 3rd party influencers (riot instigators, crowd actions, etc.) that are not currently available in a traditional Field-of-View camera.

The second revenue opportunity is from the collective camera configuration of the AXA system. This configuration allows for an immersive experience from the feed of multiple camera lenses and creates an immediate and sustained 4p steradian field of view that can be customized to single or multiple viewer desired perspectives depending on the viewers peripheral platforms, such as Oculus-like headset, steradian dome viewers, etc. The additional value proposition of the AXA collective camera system is that because at least three (3) camera lenses are in a fixed-point position to a viewing area a mensuration of any point in the space of the field can be determined. This means the military or law enforcement operations center can quickly allocate available assets to a location that is in the viewing area of the AXA system in any direction. Also, with the advancement of the collective lens the light levels required to form a picture will also be reduced, therefore allowing for the capture of imagery during periods of limited visibility.

Overall, the AXA collective and individual camera system provide the Intelligence, Surveillance and Reconnaissance defense and law enforcement sector with, as yet, unforeseen customizable, multi-person consumable imagery in a 3D format that creates a live-virtual experience that can be practically exploited for training, operational targeting and protective early warning. Optical Flow in conjunction with consultants is leading the ISR industry technology integration with the most selective and capable military customer in the US Department of Defense.

Background Information on Employment Platforms—Manned and Unmanned Aerial Systems, Mobile and Static Ground surveillance systems, and Surface and Sub-Surface Maritime vessels and equipment.

The AXA camera system is platform agnostic – it is adaptable to new cameras and sensors and the math stays the same; only the size of the mounts change. The size, weight and power configuration of the collective camera system as designed, allows it to be employed in/on/from air, ground and water-based surface platforms. The market is wide open in each of these environments, however, we believe the Unmanned Aerial System (“UAS”) market is ready to accept, employ and realize the advantages of the AXA camera system. A couple validations of the concept and the value of AXA include completion of a working stage at Sony Pictures in Los Angeles as well as field tests with DOD organizations that are ongoing.

UAS

The market for small UAS has grown significantly since the early 2000s driven largely by the demands associated with the global threat environment and the resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such AeroVironment’s Raven, Wasp AE, Puma AE and Snipe, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small UAS can provide real‑time observation and communication capabilities to the small units who control them.

As the company’s strategy has evolved we have evolved from the licensing model which was operated by Optical Flow and now we have transitioned to a place where the acquisition of Radiant is the prudent move to provide maximum value for our shareholders.

Radiant Images, Inc.

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant Images major shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company will acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, effectuating the acquisition of Radiant. The purchase price for the Shares is equal to $1,810,904.72 plus the cash and cash equivalents of Radiant as of the close of business on the business day immediately preceding the Closing Date. The purchase price is payable (i) at the Closing by paying the amount of funds required to be paid pursuant to payoff letters payable to various creditors of Radiant (not to exceed $836,104.72), as well as an amount equal to the purchase price, less the payoff amounts and less amounts previously delivered prior to Closing to Radiant pursuant to a Revolving Note with Optical Flow, LLC, a subsidiary of Hawkeye. The closing is anticipated to occur before December 31, 2019. Prior to closing, Hawkeye is required to have received at least $1,500,000 from the sale of equity securities.

Also at the closing, the Company will enter into employment agreements with each of Mansouri and Wolfe, with an annual salary of $225,000 and $175,000 annually, respectively. In addition, pursuant to the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan, each of Mansouri and Wolfe will be granted an option to purchase up to 375,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock as of the closing date, which vest one-third on the first anniversary of the closing date and monthly thereafter.

Radiant Images is an award-winning digital cinema innovator and rental house providing creative solutions in 2D, 3D, VR and augmented reality, leading-edge cameras and equipment, and unrivaled client support, to the motion picture industry worldwide.

Known as a hub of digital cinema innovation, Radiant’s focus on future technologies and pushing the boundaries of filmmaking sets the company apart from any other rental house. Radiant relies on expert technicians – including award-winning R&D – skilled rental agents, and an array of on-site capabilities to enable creative minds to achieve their vision without compromise.

At Radiant Images, production companies and filmmakers have access to an in-house design and fabrication team able to quickly provide tailor-made solutions to fit client needs, saving time and money. In addition, an in-house post supervisor is available to assist clients with technical workflows and best practices in virtual and augmented reality as well as 2D productions. Clients also can utilize a high-precision lens and sensor diagnostics room for convenient on-site testing.

Radiant’s VR/AR unit also is recognized as an industry leader in testing and developing virtual reality and augmented reality technology. Radiant is the creator of the first-of-its-kind Mobius POV helmet rig, the Dark Corner rigs and the Headcase Codex 360 rig, plus numerous advances in VR mobility and VR power solutions. The company has partnered with VRLIVE (www.VRLIVE.com), a virtual reality live-streaming network that delivers high-quality 360-degree content to any mobile device anywhere.

In late 2015, Radiant Images tripled in size to a new, 28-000-square-foot facility custom built with client comfort and convenience in mind. The location at 2702 Media Center Drive in Northeast LA features an expansive prep area, an R&D lab space, and an adjacent, full client kitchen/lounge with all the amenities; ample parking; easy freeway access and a dedicated AR/VR testing area.

Founded by Michael Mansouri and Gianna Wolfe in 2005, Radiant Images was an early adopter of digital technology as production transitioned from film to digital. The company is built on a single-minded focus of finding ways to simplify complicated filmmaking technology and equipment. From the beginning, Radiant differentiated itself by working with productions to develop solutions rather than just renting out a camera package, becoming in essence the technology arm of production companies. That mindset has sparked a spirit of innovation and collaboration unmatched in the industry.

Radiant is well known for its work with small action cameras and lightweight rigs. For acclaimed Director Danny Boyle’s “127 Hours,” technicians built custom rigs that utilized the SI-2K digital camera to enable key creative shots in the Academy Award-nominated film. For David Ayer’s “End of Watch,” Radiant went a step further, conceiving and developing a mini camera to capture the POV look of the film.

Radiant also is the creator of the Novo, the palm-sized, cinema-quality action camera that won a MARIO Award for innovation. The Novo has been used in a number of feature films, including Transformers 4, Ten, Fast & Furious 7 and In the Heart of the Sea as well as NBC’s Revolution.

Boasting a deep and varied rental inventory, Radiant offers creative, flexible and affordable solutions for any sized project. The company is able to collaborate with 2D, 3D and VR productions from concept to pre-production to capture to post and distribution.

Company Policies

The Company has adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

The Company currently has two directors consisting of Corby Marshall (CEO & CFO) and M. Richard Cutler. The Joint Venture currently has Corby Marshall and Lucas Foster as its managers and it also has several vendors who are currently assisting with development of the body worn camera platform.

Our officers currently donate their time to the development of the Company, and intend to do whatever is necessary in order to bring us to the point of earning revenues. We currently have no other employees, although upon completion of the acquisition of Radiant we will effectively have approximately 20 employees.

The Joint Venture will continue to hire employees and contractors and license and acquire technologies in order to complete the research and development of the body and head camera and in the future, the AXA.

Legal Proceedings

On November 13, 2019 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. That complaint has not been served on Hawkeye. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye will not only defend the litigation when and if it is served, but will also provide counterclaims for failure of consideration, fraud in the inducement, general fraud and other causes of action. Hawkeye anticipates that this litigation if pursued will be resolved favorably for the Company.

Other than the foregoing, the Company is not currently a party to any material legal proceedings and is not aware of any material threatened litigation.

Offices

Our current executive offices are provided by management of the Company. We do not pay any rent, and there is no agreement to pay any rent in the future.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

We own no properties related to our operations. We operate from business offices provided by our executive officers.

Item 3. Legal Proceedings.

On November 13, 2019 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. That complaint has not been served on Hawkeye. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye will not only defend the litigation when and if it is served, but will also provide counterclaims for failure of consideration, fraud in the inducement, general fraud and other causes of action. Hawkeye anticipates that this litigation if pursued will be resolved favorably for the Company.

Other than the foregoing, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019 the Company’s stock began trading on the OTCQB market maintained by OTC Markets. The high and low closing sale prices per share of our common stock since listing has been $3.00 low and $5.00 high. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on October 21, 2019 was $2.50 per share.

Prior to such period the average trading volume per day of our common stock was less than 500 shares.

Holders

As of October 22, 2019, there were approximately 58 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Dividends

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC.

Recent Sales of Unregistered Securities

Effective January 30, 2019, 715,000 shares of common stock were issued to five accredited investors at a purchase price of $0.50 per share for total cash proceeds of $357,500. The investors for this purchase also received options to purchase up to 2,860,000 shares via warrants at exercise prices of $1.00 and $2.00.

Effective January 30, 2019, 59,100 shares were issued at a value of $0.50 per share to four consultants as compensation for $29,550 in website, advertising, legal and advisory services provided to the Company during the period.

Effective April 18, 2019, 236,600 shares of common stock were issued for cash to two accredited investors at a purchase price of $0.50 and $1.00 per share for total cash proceeds of $155,800. The investors for this purchase also received options to purchase up to 150,000 shares via warrants at exercise prices of $1.50 and $2.00.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2019.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Financial Condition and Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

From inception on May 15, 2018 to period ended June 30, 2018

We had no operating revenues since our inception on May 15, 2018 through the fiscal year ended June 30, 2018. Our activities were financed by the proceeds of share subscriptions. From our inception to June 30, 2018 we raised over $1 million from private offerings of our common stock.

Total expenses in the period of inception to June 30, 2018 were $42,375. The operating loss for these periods is a result of legal and professional fees required to form the Company and complete the joint venture and licensing arrangements.

Our financial statements reflect a net loss of $42,375 from inception through June 30, 2018. The loss includes legal, accounting and other professional fees, as well as general corporate expenses.

Fiscal Year Ended June 30, 2019

We have had no operating revenues in our fiscal year ended June 30, 2019. Our activities have been financed by the proceeds of share subscriptions and loans. During our fiscal year ended June 30, 2019, we raised approximately $260,000 from private offerings of our common stock. We raised an additional $400,000 during the period in connection with two promissory notes issued to accredited investors.

Total expenses in the year ended June 30, 2019 were $1,163,286 which is also the Company’s operating loss. The operating loss for this period is a result of legal and professional fees required to form the Company, complete the joint venture and licensing arrangements, investment in our joint venture and continued development of products through that joint venture, and regulatory filing expenses and fees. Are revenues also reflect a credit of $510,568 in interest with is based on the value of securities issued in lieu of interest payments.

Liquidity and Capital Resources

Our cash balance at June 30, 2019 was $18,372. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2020. We will require additional funding for our ongoing operations. We have an investment in Radiant Systems of $920,800 at June 30, 2019.

On February 11, 2018 our Registration Statement on Form S-1 became effective. We intend to raise up to $10,000,000 through that offering by the sale of 5,000,000 shares of common stock at $2.00 per share. In addition, we intend to raise funds through the exercise of warrants issued in private placements with underlying shares registered in the Registration Statement. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through this offering or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2020, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

We are an emerging growth company and have generated no revenue to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation in the public offering or through alternative financings to implement our complete business plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through equity offerings, warrant exercises, and related party advances in the near term. We have no guarantees or firm commitments that the related party advances will continue in the near term. Our working capital requirements are expected to increase with the growth of our business.

Existing working capital, further advances, together with anticipated capital raises and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through proceeds from the sale of our common stock, warrant exercises and convertible loans.

Management anticipates additional increases in operating expenses and capital expenditures relating to: (i) funding operations of Radiant Images; (ii) developmental expenses; and (iii) marketing expenses. We intend to finance these expenses with issuances of securities and through the exercise of outstanding warrants.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Current Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Current Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our June 30, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $(1,716,319) at June 30, 2019 and net loss from operations of $1,163,286.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hawkeye Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawkeye Systems, Inc. (the “Company”) as of June 30, 2019 and 2018, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2019 and for the period from May 15, 2018 (inception) to June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended June 30, 2019 and for the period from May 15, 2018 (inception) to June 30, 2018, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2018

Lakewood, CO

December 6, 2019

Hawkeye Systems, Inc.

Balance Sheets

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash	$18,372	$334,650
Prepaid and other assets	4,855

Total current assets	23,227	334,650

Investment in joint venture	-	150,000
Investment in Radiant Images, Inc.	920,800
Equipment, Net	3,145

Total assets	$947,172	$484,650

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$86,664	$12,800
Notes payable, related party	400,000	-

Total current liabilities	486,664	12,800

Total liabilities	486,664	12,800

Contingencies (note 10)

Stockholder’s Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 9,897,116 and 8,886,416 shares issued and outstanding as of June 30, 2019 and June 30, 2018	990	889
Additional paid-in capital	2,198,891	655,836
Stock subscription receivable	-	(142,500)
Stock subscription received	170,000
Accumulated deficit	(1,909,373)	(42,375)

Total stockholders’ equity	460,508	471,850

Total liabilities and Stockholders’ Equity	$947,172	$484,650

The accompanying notes form an integral part of these consolidated financial statements.

Hawkeye Systems, Inc.

Statements of Operations

	For the year ended June 30, 2019	For the period from May 15, 2018 (inception) to June 30, 2018

Revenue	$-	$-

Expenses:
General and administrative expenses**	114,058	1,075
Stock compensation expense	193,054	-
Legal and professional expenses**	183,370	41,300
Regulatory filing expenses and fees	59,282	-
Escrow fees	11,893	-
Marketing expenses**	54,438	-
Consulting expenses**	340,425	-
Management compensation**	399,820	-
Total expenses	1,356,340	42,375

Operating loss	(1,356,340)	(42,375)

Non-operating income (expense):
		-
Interest expense**	(510,658)	-
Total non-operating expense	(1,673,944)	(42,375)

Net loss	$(1,866,998)	$(42,375)

Net loss per share – basic and diluted	$(0.20)	$(0.01)

Basic and diluted weighted average shares outstanding	9,253,980	4,443,208

**Includes stock based remuneration

The accompanying notes form an integral part of these consolidated financial statements.

Hawkeye Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Stock Subscription Received/	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Receivable)	Deficit	Equity

Balance – May 15, 2018 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash	8,886,416	889	350,662	(142,500)	-	209,051
Warrants issued (Stock based Compensation)	-	-	305,174	-	-	305,174

Net loss	-	-	-	-	(42,375)	(42,375)
Balance – June 30, 2018	8,886,416	$889	$655,836	$(142,500)	$(42,375)	$471,850

Common stock issued for cash	951,600	95	260,347	142,500	-	402,942
Common stock issued as compensation	59,100	6	29,544	-	-	29,550
Warrants issued	-	-	252,858	-	-	252,858
Stock options issued as compensation	-	-	422,326		-	422,326
Extension of warrants	-	-	193,054	-	-	193,054

Stock subscription received	-	-	-	170,000	-	170,000

Fair value of conversion feature of note payable	-	-	200,000	-	-	200,000

Relative fair value of warrants issued with convertible debt	-	-	184,926	-	-	184,926
Net loss	-	-	-	-	(1,866,998)	(1,866,998)
Balance – June 30, 2019	9,897,116	$990	$2,198,891	$170,000	$(1,909,373)	$460,508

The accompanying notes form an integral part of these consolidated financial statements

Hawkeye Systems, Inc.

Statements of Cash Flows

	For the year ended June 30, 2019	For the period from May 15, 2018 (inception) to June 30, 2018

Cash flows from operating activities:
Net loss	$(1,866,998)	(42,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,673
Accrued interest	932	-
Shares issued in lieu of interest payment	50,000	-
Options issued for services	347,526	-
Shares and warrants issued for services	29,550	-
Stock compensation expense for warrant extensions	193,054
Amortization of debt discount	200,000	-
Warrants issued in lieu of interest payments	184,926	-
Options issued in lieu of interest payments	74,800	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,856)
Accounts payable and accrued liabilities	72,933	12,800
Net cash used in operating activities	(716,460)	(29,575)

Cash flows from investing activities:
Investment in joint venture		(150,000)
Investment in Radiant Images, Inc.	(770,800)
Equipment purchases	(4,818)
Net cash used in investing activities	(775,618)	(150,000)

Cash flows from financing activities:
Issuance of common stock and receipt of paid-in capital	775,800	514,225
Notes issued	400,000	-
Net cash provided by financing activities	1,175,800	514,225

Net increase(decrease) in cash	(316,278)	334,650

Cash, beginning of period	334,650	-

Cash, end of period	$18,372	334,650

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	-

Refer to Note 2 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these consolidated financial statements

Hawkeye Systems, Inc.

Notes to Condensed Financial Statements

Note 1 - Organization and Basis of Presentation

Organization and Business

Hawkeye Systems, Inc., a Nevada corporation incorporated on May 15, 2018, is a technology company developing optical imaging products for military and law enforcement markets to assist with intelligence, surveillance and reconnaissance (“ISR”). Other potential markets include commercial entertainment and outdoor sportsmanship activities.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include useful lives of property and equipment, useful lives of intangible assets, debt discounts, valuation of derivatives, fair value assumptions used for stock based compensation arrangements, and the valuation allowance on deferred tax assets.

Principles of Consolidation

These financials statements include the results of the Company and the results of the prior reported joint venture, Optical Flow. See Note 4 Investment in Joint Ventures and Acquisitions, for further discussion of the change in accounting for the joint venture from the equity method in prior year and quarters to being considered a consolidated subsidiary as of June 30, 2019.

Cash

The Company maintains a cash balance in a non-interest-bearing account. The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents. There were no cash equivalents as of June 30, 2019 and 2018.

Investment in Joint Venture

The investment in the Joint Venture was accounted for by the Company using the equity method in 2018 in accordance with FASB ASC 323. The Company currently owns fifty percent (50%) of the Joint Venture, pursuant to the terms and conditions of the Joint Venture and has made contributions of $150,000 as of June 30, 3018 to the Joint Venture. There was no operating activity of the Joint Venture during 2018.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain embedded features that qualify as derivatives. Certain debt agreements have warrants and conversion features that have been evaluated as derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes option pricing model to value the derivative instruments at the grant date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accrued interest, accounts payable and accrued liabilities, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including notes due on demand, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company has no assets required to carried at fair value on a recurring basis. The Company has certain liabilities, primarily the beneficial conversion feature of certain debt agreements that are considered financial liabilities and would be measured at fair value under level 3 of the Fair value hierarchy. The disclosures related to the fair value of this item are in Note 5.  The Company has no level 1 or level 2 instruments.

	Level 1	Level 2	Level 3	Total

Beneficial conversion feature	$-	$-	$200,000	$200,000

Total	$-	$-	$200,000	$200,000

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a Beneficial Conversion Feature (“BCF”). A beneficial conversion feature is recorded by the Company as a debt discount pursuant to ASC 470-20, Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the beneficial conversion feature and the Company amortizes the discount to interest expense over the life of the debt. The Company had a $200,000 debt discount related to the warrants issued in connection with the debt. The $200,000 was amortized during 2019 over the life of the debt prior to becoming due on demand.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

The Company has not yet recorded revenue, however, revenue when recorded will be recorded in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are expected to be primarily from sales of equipment, installation of equipment and technical support services. The Company does not expect significant post-delivery obligations. Revenue from sales of equipment will be recorded upon shipment of the product and acceptance by the customer, assuming collection is reasonably assured. Revenue from installation services and technical services will be recorded over the period earned and are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;

•	identification of performance obligations in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	allocation the transaction price to each performance obligation; and

•	recognition of revenue only when the Company satisfies each performance obligation.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS includes the effect of all potentially dilutive securities as if such are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	June 30, 2019	June 30, 2018
Warrants	14,655,664	11,645,664
Options	672,000	-
Convertible notes	400,000	-
Total	15,727,664	11,645,664

Share-based Compensation

Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The resulting stock-based compensation expense for employee awards is generally recognized on a straight- line basis over the requisite service period of the award.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Note 3 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $(1,909,373) as of June 30, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company is currently seeking additional investment through equity financings and/or debt offerings, including without limitation the exercise of warrants previously issued to shareholders as part of the prior private placements. While the Company has received some financing subsequent to the period from such sources, there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Joint Ventures and Acquisitions

On June 7, 2018, the Company entered into a joint-venture partnership with Insight Engineering, LLC (“Insight”). On August 1, 2018, the Company and Insight incorporated Optical Flow, LLC and entered into an operating agreement (the “Joint Venture” or “Optical Flow”) which superseded the previous joint-venture partnership. Pursuant to the Joint Venture, the Company and Insight will co-develop high resolution imaging systems. The Company and Insight each own fifty (50%) percent of the Joint Venture.

The investment in the Joint Venture is accounted for by the Company using the equity method in 2018 in accordance with FASB ASC 323. The Company made a contribution of $150,000 as of June 30, 3018 to the Joint Venture. There was no operating activity of the Joint Venture during the period from inception to June 30, 2018.

During the year ending June 30, 2019, the company invested an additional $1,225,000 in cash into the Joint venture and Optical Flow had activity during the year ended June 30, 2019 including the following operations activity:

Joint Venture Income Statement For the year ended June 30, 2019
Operating revenue	-

Expenses:
Management fees	228,500
Consulting fees	45,000
Legal and professional fees	24,781
Marketing expenses	23,888
Meals, entertainment and travel expenses	71,410
Project management expenses	13,413
General and administrative expenses	24,126
Depreciation	1,673
Total operating expenses	432,791

Loss from operations	(432,791)

During the year ended June 30, 2019, the Joint Venture advanced $920,800 to Radiant Images, Inc.

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company will acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, effectuating the acquisition of Radiant.

As a result of the Radiant acquisition agreement, the Company and Insight agreed to contribute no further amounts to the Joint Venture, to cease operations of the Joint Venture and the $920,800 previously advanced by the Joint Venture to Radiant is to be considered a deposit on the purchase price and is reported on the accompanying balance sheet as “Investment in Radiant”. Management’s decision to cease operations of the Joint Venture, the Company’s risk of loss for all activities of the Joint Venture to date, and the executed purchase agreement for Radiant, which was executed subsequent to year end but prior to issuance of these financial statements, have led the Company to conclude the Joint venture should be consolidated as of June 30, 2019.

The Radiant purchase price is equal to $1,810,905 plus the cash and cash equivalents of Radiant as of the close of business on the closing date. The purchase price is payable (i) at closing by paying the amount of funds required to be paid pursuant to payoff letters payable to various creditors of Radiant (not to exceed $836,104.72), as well as an amount equal to the purchase price, less the payoff amounts and less amounts previously delivered prior to closing to Radiant pursuant to a Revolving Note with Optical Flow, LLC, a subsidiary of Hawkeye. The closing is anticipated to occur before December 31, 2019. Prior to closing, Hawkeye is required to have received at least $1,500,000 from the sale of equity securities.

Also at the closing, the Company will enter into employment agreements with each of Mansouri and Wolfe, with an annual salary of $225,000 and $175,000 annually, respectively. In addition, pursuant to the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan, each of Mansouri and Wolfe will be granted an option to purchase up to 375,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock as of the closing date, which vest one-third on the first anniversary of the closing date and monthly thereafter.

Note 5 - Notes Payable – Related Party

Related party notes payable to shareholders are comprised of the following:

	2019	2018
Related Party Note 1 -	$200,000	-
Related Party Note 2 -	$200,000	-
Total	$400,000	-

Related Party Note 1

On January 22, 2019, the Company obtained a $200,000 note from a shareholder of the Company that was used to fund the Joint Venture. The note terms provide the note was due on demand after 60 days at which point the lender could request repayment at any time. The Company had the ability to repay the note (in full or in instalments) at any time without notice or penalty. In lieu of interest payments, the Company granted stock options to purchase 150,000 shares of common stock as discussed below.

At the option of the lender, the note was convertible at any time from the date of issuance for one year subsequent at a conversion price of $0.50 per share. Upon conversion the lender will also be issued (i) two times the number of shares converted in Series A warrants each exercisable for one year for one share of the Company’s common stock at an exercise price of $1.00 per share, and (ii) two times the number of shares converted in Series B warrants each exercisable for one year for one share of the Company’s common stock at an exercise price of $2.00 per share.

The conversion feature with additional warrants to be issued was recorded as a debt discount up to the face amount of the note and was amortized to interest expense over the 60 day term of the note.

The fair value of the warrants was approximately $200,000 and was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	0.75 years
Volatility:	233	%**
Dividend yield:	0	%**
Risk free interest rate:	2.00	%***

* The volatility is based on the average volatility rate of similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Subsequent to the year end this note was converted into 400,000 shares of common stock (see subsequent event footnote).

The fair value of the stock options issued in lieu of interest payments on the note was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5.00 years
Volatility:	267	%*
Dividend yield:	0	%**
Risk free interest rate:	2.57	%***

* The volatility is based on the average volatility rate of similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Stock compensation expense (recorded as interest expense on the accompanying statement of operations) of $74,800 was recorded during 2019, which is the amount of the option expense vested and earned during the period.

Related Party Note 2

On June 13, 2019, the Company entered into a Securities Purchase Agreement pursuant to which it issued a Promissory Note for $200,000 due on the second anniversary of issuance that was used to fund the joint venture. In connection with the Securities Purchase Agreement the Company issued 100,000 origination shares, and a warrant to purchase 400,000 shares at $1.50 per share exercisable for two years from issuance.

The origination shares were valued at $0.50 per share and the $50,000 was recorded to interest expense. The 400,000 warrants were valued at $184,926 and recorded to interest expense.

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	2.00 years
Volatility:	269	%*
Dividend yield:	0	%**
Risk free interest rate:	2.00	%***

* The volatility is based on the average volatility rate of similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Note 6 - Stockholders’ Equity

Common Stock

2018 Stock Issuances

Effective May 15, 2018, 3,000,000 shares of common stock were issued to Corby Marshall, Director, CFO and CEO, at a purchase price of $0.0001 per share for total cash proceeds of $300.

Effective May 22, 2018, 2,362,500 shares of common stock were issued to 14 investors at a purchase price of $0.01 per share for total cash proceeds of $23,652. This included 1,250,000 shares to directors of the Company.

Effective June 1, 2018, 612,500 shares of common stock were issued to 9 investors at a purchase price of $0.05 per share for total cash proceeds of $30,625.

Effective June 15, 2018, 2,438,666 shares of common stock were issued to 12 investors at a purchase price of $0.15 per share for total cash proceeds of $365,800. The investors for this purchase also received options to purchase up to 9,754,644 shares via warrants at various exercise prices between $0.30 and $2.00, refer to stock purchase warrants table. See stock warrants table below.

Effective June 29, 2018, 472,750 shares of common stock were issued to 29 investors at a purchase price of $0.50 per share for total cash proceeds of $236,375. The investors for this purchase also received options to purchase up to 1,891,000 shares via warrants at exercise prices of $1.00 and $2.00 refer to stock purchase warrants table. See stock warrants table below.

2019 Stock Issuances

Effective January 30, 2019, 715,000 shares of common stock were issued to five investors at a purchase price of $0.50 per share for total cash proceeds of $357,500. The investors for this purchase also received options to purchase up to 2,860,000 shares via warrants at exercise prices of $1.00 and $2.00 refer to stock purchase warrants table. See stock warrants table below.

Effective January 30, 2019, 59,100 shares were issued at a value of $0.50 per share to four consultants as compensation for $29,550 in website, advertising, legal and advisory services provided to the Company during the period.

Effective April 18, 2019, 236,600 shares of common stock were issued for cash to two investors at a purchase price of $0.50 and $1.00 per share for total cash proceeds of $155,800. The investors for this purchase also received options to purchase up to 150,000 shares via warrants at exercise prices of $1.50 and $2.00 refer to stock purchase warrants table. See stock warrants table below.

Stock Subscription Receivable

The Company issued capital stock during Fiscal 2018 for which payment was not received by the Company as of June 30, 2018, resulting in a stock subscription receivable of $142,500 as of June 30, 2018. The payment of $142,500 was received during 2019. During Q4 of the fiscal year ended June 30, 2019, the Company received payment for unissued capital stock as of June 30, 2019, resulting in a stock subscription received of $170,000 as of June 30, 2019.

Stock Purchase Warrants

During the year the company issued warrants in connection with the sales of shares as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at May 15, 2018 (inception)	-	$-
Granted	11,645,654	$1.04
Exercised	-	-
Forfeit or cancelled	-	-
Balance at June 30, 2018	11,645,654	$1.04
Granted	3,010,000	$1.51
Exercised	-	-
Forfeit or cancelled	-	-
Balance at June 30, 2019	14,655,664	$1.14

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	1 to 2 years
Volatility:	267% to 269	%*
Dividend yield:	0	%**
Risk free interest rate:	2.57 to 2.44	%***

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

8,661,498 of the warrants issued during the year ended June 30, 2018 had a 1 year to maturity and were due to expire on June 30, 2019. On June 28, 2019, a board resolution was passed to extend the expiry of the warrants for one year and these warrants are set to expire on June 30, 2020.

Stock Options

During the year, pursuant to the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan the Company granted stock options as remuneration for work performed. The holders of the options rights to acquire shares shall vest 20% immediately upon issuance of this option, and an additional 20% every three months thereafter.

The Company also issued 150,000 stock options with a strike price of $0.50 for a 5 year term in lieu of interest payments for the note due on demand which vested upon issuance.

Refer to tables below for summary of options issued and vested during the year:

Options Granted	# of Options	Weighted Average strike price	Weighted Average Grant date fair value	Weighted Average remaining life (in years)
Outstanding as of 7/1/2018	-	-	-	-
Granted	1,455,000	0.52	725,000	4.59
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of 6/30/2019	1,455,000	0.52	725,000	4.59

Vested as of 6/30/2019	672,000	0.52	335,000	4.59

During the year the fair value of the options granted was $725,517, of which $422,326 has vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5 years
Volatility:	267	%*
Dividend yield:	0	%**
Risk free interest rate:	2.43 to 2.57	%***

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

There were no options issued during the period ending June 30, 2018.

Note 7 – Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance, nondeductible permanent differences.

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	June 30, 2019	June 30, 2018
Federal statutory rates	$(392,070)	$(8,899)
Permanent difference	72,981	-
Valuation allowance against net deferred tax assets	319,089	8,899
Effective rate	$-	$-

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at June 30, 2019 and June 30, 2018 is presented below:

	June 30, 2019	June 30, 2018
Deferred income tax asset
Net operating loss carryforwards	$310,808	$6,211
Accruals	17,180	2,688
Total deferred income tax asset	327,988	8,899
Valuation allowance	(327,988)	(8,899)
Total deferred income tax asset	$-	$-

Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at June 30, 2019 and 2018. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended June 30, 2019, the valuation allowance increased by $319,089.

As of June 30, 2019, we had cumulative net operating loss carryforwards for federal income tax purposes of $1,480,038 which can be carried forward to offset future taxable income.

Note 8 - Related Party Transactions

During the year the Company issued shares and warrants to an investor with direct control over Insight in exchange for $200,000 which was used to fund the Joint Venture. The shares were issued at the prevailing share price and conditions on warrants available to arms length investors. The Company also received an additional $50,000 that was used to fund the Joint Venture from the same investor for which shares and warrants will be issued, but have not been issued as of the date of this filing.

Note 9 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

Effective July 3, 2019 the Company issued 333,333 shares to an accredited investor for $50,000. As part of the investment, the investor was also issued 333,333 warrants to purchase shares of common stock for two years at $.50 per share and 100,000 options to purchase shares of common stock for two years at $.25 per share.

On July 19, 2019 the Company issued 260,000 shares to Michael Mansouri and 260,000 shares to Gianna Wolfe as partial consideration pursuant to the terms sheet to acquire Radiant Images, Inc. (see discussion below).

Effective July 28, 2019 the Company issued 200,000 shares to a related party in consideration for the payment of $50,000 to the Joint Venture, 80,000 shares to an accredited investor in consideration for $20,000 paid on behalf of the Joint Venture, and 22,000 shares to an accredited investor for legal services valued at $11,000.

On August 2, 2019 the investor who acquired a note on January 22, 2019 converted that note to 400,000 shares of common stock.

On August 23, 2019 the Company issued 40,000 shares to an existing investor to replace shares acquired in a previous private placement that were lost.

On September 10, 2019 the Company sold 56,000 shares to an accredited investor for $28,000. Included with the purchase was warrants to 112,000 shares at $1.00 per year for two years and warrants to purchase 112,000 shares at $2.00 per year for two years.

On September 11, 2019 M. Richard Cutler was appointed to the Board of Directors of the Company.

On October 1, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.00 per year for two years and warrants to purchase 20,000 shares at $2.50 per year for two years.

On October 9, 2019 the Company issued 18,400 shares for accounting services, 18,000 shares for computer services and 330,000 shares to a related party for legal services and services as a director of the Company. The shares were valued at $183,200.

On October 9, 2019 the Company issued 380,000 shares upon exercise of warrants to an accredited investor.

On October 11, 2019 the Company issued 6,000 shares upon exercise of warrants to an accredited investor.

On October 17, 2019 the Company sold 40,000 shares to an accredited investor for $20,000. Included with the purchase was warrants to purchase 40,000 shares at $1.00 per share for one year.

On October 17, 2019 the Company issued 100,000 shares upon exercise of warrants to an accredited investor.

On October 17, 2019 the Company issued 18,000 shares in consideration for investor relations services.

Note 10 – Commitments and Contingencies

The Company is subject to various legal and governmental claims or proceedings, many involving routine litigation incidental to the business including product liability or employment related matters. While litigation of any type contains an element of uncertainty, the Company believes that its defense and ultimate resolution of pending and reasonably anticipated claims will continue to occur within the ordinary course of the Company’s business and that resolution of these claims will not have a material effect on the Company’s business, results of operations or financial condition.

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements.

Management of the Company is not aware any other commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

At inception the Company engaged BF Borgers, Certified Public Accountants (“BF Borgers”), to audit its financial statements for the period of inception to June 30, 2018 and the fiscal year ended June 30, 2019. During the period of inception through June 30, 2019 the Company has not had any disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BF Borger’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the period inception through June 30, 2019 there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During the period inception to June 30, 2019, the Company has not consulted with BF Borgers regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

The report of BF Borgers regarding the Company’s financial statements for the fiscal year ended June 30, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and director at that time, concluded that, as of June 30, 2019, our internal control over financial reporting were not effective.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsources to a qualified consulting firm and we have engaged a new provider.

We have also made the determination that we need to dedicate more of the company’s current and future financial resources to this function

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	50	Chief Executive Officer, Chief Financial Officer and Director
M. Richard Cutler	61	Director

Our Board of Directors consists of two members. All directors may be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Corby Marshall, Chief Executive Officer, Chief Financial Officer and Director

Corby Marshall is the founder, chief executive officer and director of Hawkeye Systems, Inc. Mr. Marshall is also Chief Executive Officer of Hilltop Cybersecurity Inc. (CSE: CYBX) and the chief executive officer of Hilltop Security, Inc. Previously, Mr. Marshall was Senior Vice President of Alliances and Partnerships for AppOrbit; where he developed and led the go-to-market programs for all consulting, reseller, and solution partners. He previously led sales, consulting, marketing, and operations for several leading companies, including Metastorm (OpenText), Mercator (IBM), Niku and LabCorp. Corby is an expert at developing new programs and leading through transformational change; skills he honed during his service as an Airborne-qualified, Field Artillery Officer in the United States Army. Mr. Marshall also speaks Portuguese.

Mr. Marshall is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Marshall’s military career included time in Kuwait, Somalia and various other deployment areas as a Field Artillery Officer specializing in 155mm self-propelled artillery units.

M. Richard Cutler, Director

Mr. Cutler founded Cutler Law Group in 1996. Mr. Cutler has practiced in the general corporate and securities area and international business transactions since his graduation from law school. Mr. Cutler is a graduate of Brigham Young University (B.A., magna cum laude, 1981); and Columbia University School of Law (J.D. 1984). While at Columbia, Mr. Cutler was honored as a Harlan Fiske Stone Scholar, was Managing Editor of the Columbia Journal of Law and Social Problems, received a Recognition of Achievement with Honors in Foreign and International Law, Parker School of Foreign and Comparative Law and was honored for best senior writing for “United States v. Ross: A Solution to the Automobile Container Dilemma?” published in the Columbia Journal of Law & Social Problems in 1983. Mr. Cutler was admitted to the State Bar of Texas in 1984 and the State Bar of California in 1990. After law school, Mr. Cutler joined Jones, Day, Reavis & Pogue where he practiced in the corporate, securities and mergers and acquisitions departments. Mr. Cutler subsequently spent five years in the corporate and securities department in the Dallas office of Akin, Gump, Strauss, Hauer & Feld. After moving to the west coast, Mr. Cutler was with the Los Angeles office of Kaye, Scholer, Fierman, Hayes & Handler, a New York based law firm, where he continued his corporate securities practice. I n 1991, Mr. Cutler founded the law firm of Horwitz, Cutler & Beam in Anaheim California, a general practice firm, where he managed the corporate and securities practice for five years. In 1996, Mr. Cutler formed Cutler Law Group in Newport Beach, California, a firm which specializes only in general business, corporate and securities law, as well as international business transactions. Cutler Law Group moved to Augusta, Georgia in September 2002, where he continued to practice law and operated The Club at Raes Creek, a first class swim, tennis and fitness club while continuing his legal practice in Augusta. From 2008 until 2010, Mr. Cutler was President and Chief Executive Officer of Sustainable Power Corp., a company in Baytown, Texas specializing in green energy technologies. Cutler Law Group moved to Houston, Texas in June 2009. Mr. Cutler has been admitted to the U.S. Federal District Courts, Central and Northern Districts of California, U.S. Federal District Court, Southern District of Texas, as well as the U.S. Court of Appeals, Ninth Circuit. Mr. Cutler is the author of “Comparative Conflicts of Law: Effectiveness of Contractual Choice of Forum,” published in the Texas International Law Journal. Mr. Cutler is a Director of Nymox Pharmaceutical, Inc.

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions. The current Board comprises two members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Until recently we have had a sole officer and director conducting all operations. We have recently expanded operations, the Board of Directors and the executive team. We anticipate adopting a formal Code of Ethics soon.

Family Relationships

No family relationships exist between any of our present directors and officers.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2019, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the period inception to June 30, 2018 and the fiscal year ended June 30, 2019 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods and
●	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Corby Marshall, Chief Executive Officer,	2018	0	0	0	0	0
Chief Financial Officer and Director	2019	0	0	0	0	0

Employment Agreements and Benefits

We currently do not currently provide any employee benefit or retirement programs. Our officers’ salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

We currently do not currently have any compensation agreements in place with our officers or directors.

We may also pay bonuses to our named executive officers and other employees at the discretion of the board of directors.

Outstanding Equity Awards

Pursuant to the Company’s 2019 Officers, Directors, Employees and Consultants Stock Option Plan, effective January 31, 2019, the Company issued 150,000 options to purchase common stock to Corby Marshall at an exercise price of $0.55 per share. Other than such issuance, we did not have any outstanding equity awards with any of our executive officers named in the Summary Compensation Table, effective June 30, 2019.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors pursuant to our 2019 Officers, Directors, Employees and Consultants Stock Option Plan. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.

We did not pay director’s fees or other cash compensation for services rendered as a director in the period of inception to June 30, 2018 or the fiscal year ended June 30, 2019.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 18, 2019, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is care of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after October 18, 2019 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	3,000,000	27.7%
Common Stock	M. Richard Cutler (2)	356,000	3.4%
Common Stock	Lucas Foster (1)	600,000	5.8%
Common Stock	Nicholas Ayling (1)(3)	898,500	8.6%
Common Stock	Steve Hall(4)	668,666	6.4%
All Executive Officers and Directors as a Group (2 persons)		3,356,000	32.2%

(1)	c/o Hawkeye Systems, Inc. 7119 W. Sunset Blvd, #468,Los Angeles, CA 90046.
(2)	c/o Cutler Law Group, P.C., 6575 West Loop South, Suite 500, Bellaire, TX 77401
(3)	Consists of 586,000 shares held directly by Mr. Ayling and 312,500 shares held by Nicholas Ayling Law Corporation. Nicholas Ayling Law Corporation also holds warrants exercisable for up to 1,250,000 shares of common stock but which are limited to exercise to no more than 4.99% of the Company’s common stock.
(4)	Mr. Hall also holds warrants exercisable for up to 2,674,664 shares of common stock but which are limited to exercise to no more than 4.99% of the Company’s common stock.

Note: Beneficial Ownership of Securities: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

Item 13. Certain Relationships and Related Transaction, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

As of the date of this Annual Report, other than as disclosed below and in this Current report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

M. Richard Cutler is President and sole shareholder of Cutler Law Group, P.C. Cutler Law Group, P.C. acts as our corporate and securities counsel.

Director Independence

Our directors are not “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that Corby Marshall and M. Richard Cutler are not “independent directors,” as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the period of inception to June 30, 2018 and the fiscal year ended June 30, 2019 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $8,500 and $37,060, respectively.

Audit-Related Fees

No aggregate fees were billed in either the period inception to June 30, 2018 and the fiscal year ended June 30, 2019 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the period inception to June 30, 2018 and the fiscal year ended June 30, 2019 were $0 and $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2019. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of Registrant*
10.1	Joint Venture Agreement dated May 9, 2018*
10.2	Joint Venture Operating Agreement for Optical Flow, LLC dated August 1, 2018*
10.3	Exclusive License Agreement between Insight Engineering LLC and Optical Flow, LLC dated as of August 1, 2018*
10.4	Form of Subscription Agreement*
10.5	Form of Series A Warrant for $.15 stock issuance*
10.6	Form of Series B Warrant for $.15 stock issuance*
10.7	Form of Series C Warrant for $.15 stock issuance*
10.8	Form of Series D Warrant for $.15 stock issuance*
10.9	Form of Series A Warrant for $.50 stock issuance*
10.10	Form of Series B Warrant for $.50 stock issuance*
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

* Previously filed with Form S-1 on August 27, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: December 6, 2019	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 6, 2019	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: December 6, 2019	/s/ M. Richard Cutler
M. Richard Cutler, Director

