Form 10-Q
period 2019-09-30
Hawkeye Systems, Inc.
filed 2020-01-17
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 333-180954

Hawkeye Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

2702 Media Center Drive

Los Angeles, CA 90065

(Address of principal executive offices)

(310) 606-2054

(Registrants telephone number, including area code)

7119 W. Sunset Blvd., Suite 468

Los Angeles, CA 90047

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2019 was 11,676,449 shares of common stock.

Item 1. Financial Information

Hawkeye Systems, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$777	$18,372
Prepaid and other assets	-	4,855

Total current assets	777	23,227

Investment in Radiant Images, Inc.	1,034,800	920,800
Equipment, Net	2,542	3,145

Total assets	$1,038,119	$947,172

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$55,295	$86,664
Notes payable, related party	200,000	400,000

Total current liabilities	255,295	486,664

Total liabilities	$255,295	$486,664

Contingencies (note 10)	-	-

Stockholder’s Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 11,512,449 and 9,897,116 shares issued and outstanding as of September 30, 2019 and June 30, 2019	1,151	990
Additional paid-in capital	2,789,730	2,198,891
Stock subscription receivable	(2,787)	-
Stock subscription received	213,000	170,000
Accumulated deficit	(2,218,270)	(1,909,373)

Total stockholders’ equity	782,824	460,508

Total liabilities and Stockholders’ Equity	$1,038,119	$947,172

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018

Revenue	$-	$-

Expenses:
General and administrative expenses**	6,412	748
Legal and professional expenses**	13,630	33,750
Regulatory filing expenses and fees	12,000	7,000
Consulting fees	276,855	-
Escrow fees	-	9,793
Total expenses	308,897	51,291

Operating loss	(308,897)	(51,291)

Non-operating income (expense):

Unrealized loss on joint venture	-	(123,508)
Total non-operating expense	(308,897)	(174,799)

Net loss	$(308,897)	$(174,799)

Net loss per share – basic and diluted	$(0.03)	$(0.02)

Basic and diluted weighted average shares outstanding	11,164,921	8,886,416

____________

**Includes stock based remuneration

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Stock Subscription Received/	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Receivable)	Deficit	Equity
Balance at June 30, 2018	8,886,416	$889	$655,836	$(142,500)	$(42,375)	$471,850
Stock subscription receivable	-	-	-	142,500	-	142,500
Net loss	-	-	-	-	(174,799)	(217,174)

Balance – September 30, 2018	8,886,416	$889	$655,836	$-	$(217,174)	$439,551

Balance at June 30, 2018	9,897,116	$990	2,198,891	$170,000	$(1,909,373)	$460,508
Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	116	540,872	-	-	540,988
Warrants issued	617,333	-	7,511	-	-	7,511
Stock options	100,000	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,897)	(308,897)

Balance – September 30, 2019	12,285,782	$1,151	$2,789,730	210,213	$(2,218,270)	$782,824

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018

Cash flows from operating activities:
Net loss	$(308,897)	(174,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	603	-
Unrealized gain(loss) on joint venture	-	123,508
Shares and warrants issued for services	260,000	-
Changes in operating assets and liabilities:
Prepaid expenses	4,855	-
Accounts payable and accrued liabilities	(20,369)	(12,502)
Net cash used in operating activities	(63,808)	(63,793)

Cash flows from investing activities:
Shares issued for Radiant deposit	70,000	-
Investment in Radiant Images, Inc.	(114,000)	-
Investment in joint venture	-	(200,000)
Net cash used in investing activities	(44,000)	(200,000)

Cash flows from financing activities:
Stock subscription receivable	(2,787)	-
Stock subscription received	43,000	-
Issuance of common stock and receipt of paid-in capital	50,000	142,500
Net cash provided by financing activities	90,213	142,500

Net (decrease) in cash	(17,595)	(121,293)

Cash, beginning of period	18,372	334,650

Cash, end of period	$777	213,357

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	-
Refer to Note 2 and 5 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

Hawkeye Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

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

Cash

The Company maintains a cash balance in a non-interest-bearing account. The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents. There were no cash equivalents as of September 30, 2019 and June 30, 2019.

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

Revenue Recognition

The Company has not yet recorded revenue, however, revenue when recorded will be recorded in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are expected to be primarily from sales of equipment, installation of equipment and technical support services. The Company does not expect significant post-delivery obligations. Revenue from sales of equipment will be recorded upon shipment of the product and acceptance by the customer, assuming collection is reasonably assured. Revenue from installation services and technical services will be recorded over the period earned and are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

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

	September 30, 2019	June 30, 2019
Warrants	15,272,997	14,655,664
Options	772,000	672,000
Convertible notes	200,000	400,000
Total	16,244,997	15,727,664

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

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

Note 3 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $(2,218,270) as of September 30, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company is currently seeking additional investment through equity financings and/or debt offerings, including without limitation the exercise of warrants previously issued to shareholders as part of the prior private placements. While the Company has received some financing subsequent to the period from such sources, there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Joint Ventures and Acquisitions

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

The investment in the Joint Venture is accounted for by the Company using the equity method in 2018 in accordance with FASB ASC 323. The Company made a contribution of $150,000 as of June 30, 2018 to the Joint Venture. There was no operating activity of the Joint Venture during the period from inception to June 30, 2018.

During the year ending June 30, 2019, the company invested an additional $1,225,000 in cash into the Joint venture. No additional funds were invested as of September 30, 2019. Optical Flow had activity during the quarter ended September 30, 2019 including the following operations activity:

For the three months ended September 30, 2019

Operating Revenue	-

Expenses
Legal and professional fees	130
Meals, entertainment and travel	3,604
General and administrative	2,196
Depreciation	602
Loss from operations	(6.532)

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

As a result of the Radiant acquisition agreement, the Company and Insight agreed to contribute no further amounts to the Joint Venture, to cease operations of the Joint Venture and the $920,800 previously advanced by the Joint Venture to Radiant is to be considered a deposit on the purchase price and is reported on the accompanying balance sheet as “Investment in Radiant”. Management’s decision to cease operations of the Joint Venture, the Company’s risk of loss for all activities of the Joint Venture to date, and the executed purchase agreement for Radiant, led the Company to conclude the Joint venture should be consolidated as of June 30, 2019.

The Radiant purchase price is equal to $1,810,905 plus the cash and cash equivalents of Radiant as of the close of business on the closing date. The purchase price is payable (i) at closing by paying the amount of funds required to be paid pursuant to payoff letters payable to various creditors of Radiant (not to exceed $836,104.72), as well as an amount equal to the purchase price, less the payoff amounts and less amounts previously delivered prior to closing to Radiant pursuant to a Revolving Note with Optical Flow, LLC, a subsidiary of Hawkeye. The closing is anticipated to occur prior to March 2020. Prior to closing, Hawkeye is required to have received at least $1,500,000 from the sale of equity securities.

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

Note 5 - Notes Payable – Related Party

Related party notes payable to shareholders are comprised of the following:

	September 30, 2019	June 30, 2019
Related Party Note 1	$-	$200,000
Related Party Note 2	200,000	200,000
Total	$200,000	$400,000

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

The fair value of the warrants was approximately $200,000 and was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	0.75	years
Volatility:	233	%*
Dividend yield:	0	%**
Risk free interest rate:	2.00	%***

__________

* The volatility is based on the average volatility rate of similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

On August 2, 2019 this note was converted into 400,000 shares of common stock.

The fair value of the stock options issued in lieu of interest payments on the note was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5.00 years
Volatility:	267%*
Dividend yield:	0%**
Risk free interest rate:	2.57%***

____________

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

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	2.00 years
Volatility:	269%*
Dividend yield:	0%**
Risk free interest rate:	2.00%***

_________

* The volatility is based on the average volatility rate of similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Note 6 - Stockholders’ Equity

Common Stock

Stock Issuances

Effective July 3, 2019 the Company issued 333,333 shares to an accredited investor for $50,000. As part of the investment, the investor was also issued 333,333 warrants to purchase shares of common stock for two years at $.50 per share and 100,000 options to purchase shares of common stock for two years at $.25 per share

On July 19, 2019 the Company issued 260,000 shares to Michael Mansouri and 260,000 shares to Gianna Wolfe as consulting expense in connection with the acquisition of Radiant Images, Inc.

Effective July 28, 2019 the Company issued 200,000 shares to a related party in consideration for the payment of $50,000 to the Joint Venture, 80,000 shares to an accredited investor in consideration for $20,000 paid on behalf of the Joint Venture, and 22,000 shares to a related party for legal services valued at $11,000.

On August 2, 2019 the investor who acquired a note on January 22, 2019 converted that note to 400,000 shares of common stock.

Stock Subscription Received

Effective July 9, 2019 an investor subscribed to purchase: (i) 60,000 shares of common stock, and (ii) 60,000 Series C Warrants that are exercisable for 2 years from this date for an exercise price of $.50 per share. The purchase is at a price of $.25 per unit, for a total purchase price of $15,000, of which $2,787 was receivable at September 30, 2019.

On September 10, 2019 the Company sold 56,000 shares to an accredited investor for $28,000. Included with the purchase was warrants to 112,000 shares at $1.00 per year for two years and warrants to purchase 112,000 shares at $2.00 per year for two years.

Stock Purchase Warrants

During the year the company issued warrants in connection with the sales of shares as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at June 30, 2018	11,645,654	$1.04
Granted	3,010,000	$1.51
Exercised	-	-
Forfeit or cancelled	-	-
Balance at June 30, 2019	14,655,664	$1.14
Granted	617,333	$0.86
Exercised	-	-
Forfeit or cancelled	-	-
Balance at September 30, 2019	15,272,997	$1.13

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	1 to 2 years
Volatility:	102% to 269	%*
Dividend yield:	0	%**
Risk free interest rate:	2.57 to 2.44	%***

__________

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

Refer to tables below for summary of options issued and vested during the year:

Options Granted	# of Options	Weighted Average strike price	Weighted Average Grant date fair value	Weighted Average remaining life (in years)
Outstanding as of 7/1/2019	1,455,000	0.52	725,000	4.59
Granted	100,000	0.02	19,000	0.33
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of 9/30/2019	1,555,000	0.48	745,000	4.35
Vested as of 9/30/2019	953,000	0.51	487,000	4.67

During the year the fair value of the options granted was $744,538, of which $556,700 has vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5	years
Volatility:	102% to 267	%*
Dividend yield:	0	%**
Risk free interest rate:	2.43 to 2.57	%***

__________

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Note 7 – Related Party Transactions

During the fiscal year ended June 30, 2019 and through the quarter ended September 30, 2019 the Company issued shares and warrants to an investor with direct control over Insight in exchange for $200,000 which was used to fund the Joint Venture. The shares were issued at the prevailing share price and conditions on warrants available to arms-length investors. The Company also received an additional $50,000 that was used to fund the Joint Venture from the same investor for which shares and warrants will be issued, but have not been issued as of the date of this filing.

Effective September 11, 2019 the Company elected M. Richard Cutler as a member of its board of directors. As part of such appointment, the Company agreed to issue to Mr. Cutler 250,000 shares of common stock (which were issued subsequent to the end of the quarter). Mr. Cutler has been corporate and securities counsel for the Company.

Note 8 – Accounts Payable

During Q1 of the fiscal year ended September 30, 2019, the Company entered into an agreement to for investor relations consulting. The Company will issue $3,000 of shares and pay $3,000 each month. Shares will be issued quarterly. Number of shares earned each month will be calculated based on the closing price on the last day of the preceding month. At September 30, 2019 the Company has recorded a liability $6,000 for the incurred services to date.

Note 9 – Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On October 1, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.00 per year for two years and warrants to purchase 20,000 shares at $2.00 per year for two years.

On October 9, 2019 the Company issued 18,400 shares for accounting services, 18,000 shares for corporate development, investment advisory and investor relations services and 330,000 shares to a related party for legal services and services as a director of the Company. The shares were valued at $183,200.

On October 9, 2019 the Company issued 380,000 shares upon exercise of warrants to an accredited investor.

On October 11, 2019 the Company issued 6,000 shares upon exercise of warrants to an accredited investor

On October 17, 2019 the Company sold 40,000 shares to an accredited investor for $20,000. Included with the purchase was warrants to purchase 40,000 shares at $1.00 per share for one year.

On October 17, 2019 the Company issued 100,000 shares as additional consideration for a convertible note issued to an accredited investor.

On November 21, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor

On January 6, 2020 the Company issued 333,333 shares to an accredited investor for $50,000. Included with the purchase was a warrant to purchase 151,151 shares at $1.00 per share and a warrant to purchase 151,151 shares at $2.50 per share.

Note 10 – Commitments and Contingencies

In connection with an agreement with Stratco Advisory and Tysadco Partners, the Company has agreed to pay $6,000 per month for twelve months for corporate development , investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash, As part of that agreement, the Company issued 18,000 shares during the quarter for services valued at $9,000.

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

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

Results of Operations

Three Months Ended September 30, 2019 compared to three months ended September 30, 2018

We have had no operating revenues since our inception on May 15, 2018 through the date of this report. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans. From our inception to September 30, 2019, we raised a total of $1,234,225 from private offerings of our common stock. We raised an additional $400,000 in connection with promissory notes issued to an accredited investor.

Total expenses in the three month period ended September 30, 2019 were $308,897 (which is also the Company’s operating loss), compared to $174,799 in the comparable period in 2018. The increase in operating loss for this period is principally the result of consulting fees paid in connection with the Company’s operations, together with legal and professional fees and regulatory filing expenses and fees.

Our financial statements reflect a net loss of $308,897 for the three month period ended September 30, 2019 compared to a net loss of $51,291 for the comparable period in 2018. This net loss again reflects consulting fees and legal and professional expenses during the periods.

Liquidity and Capital Resources

Our cash balance at September 30, 2019 was $777. We continue to raise funds from the sale of equity securities to investors and through issuance of notes. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2020. We will require additional funding for our ongoing operations. We have continued to make significant and substantial investments in the operations of Radiant Images. We have an investment in Radiant Images of $1,034,800 at September 30, 2019.

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

We are an emerging growth company and have generated no revenue to date. Under a limited operations scenario to maintain our corporate existence, we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation in the public offering or through alternative financings to implement our complete business plan.

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

Existing working capital, further advances, together with anticipated capital raises, warrant exercises and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through proceeds from the sale of our common stock, warrant exercises and convertible loans.

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

Going Concern

The independent auditors' report accompanying our June 30, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $(2,218,270) at September 30, 2019 and net loss from operations of $311,684 for the three months ended September 30, 2019.

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

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and two directors at that time, concluded that, as of September 30, 2019, our internal control over financial reporting were not effective.

In response to that assessment we made a determination that all accounting and financial reporting services should be outsources to a qualified consulting firm and we have engaged a new provider. That provider assisted with preparation of the financial statements accompanying this report.

We have also made the determination that we need to dedicate more of the company’s current and future financial resources to this function and intend to engage a Chief Financial Officer in the near term.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On November 13, 2019, 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. That complaint has not been served on Hawkeye. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye will not only defend the litigation when and if it is served, but will also provide counterclaims for failure of consideration, fraud in the inducement, general fraud and other causes of action. Hawkeye anticipates that this litigation if pursued will be resolved favorably for the Company.

We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Effective July 9, 2019 an investor subscribed to purchase: (i) 60,000 shares of common stock, and (ii) 60,000 Series C Warrants that are exercisable for 2 years from this date for an exercise price of $.50 per share. The purchase is at a price of $.25 per unit, for a total purchase price of $15,000.

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

Item 3 – Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosure

No disclosure required.

Item 5 – Other Information

No disclosure required.

Item 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: January 17, 2020	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive
Officer and Chief Financial Officer
Principal Executive and Financial Officer

