Form 10-Q
period 2019-12-31
Hawkeye Systems, Inc.
filed 2020-04-27
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 333-180954

Hawkeye Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

6605 Abercorn, Suite 204

Savannah, GA 31405

(Address of principal executive offices)

(912) 253-0375

(Registrants telephone number, including area code)

2702 Media Center Drive

Los Angeles, CA 90065

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2019 was 12,130,849 shares of common stock.

Item 1. Financial Information

Hawkeye Systems, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$777	$18,372
Prepaid and other assets	-	4,855
Interest receivable	79,369	-
Note receivable	1,188,800	-

Total current assets	1,268,946	23,227

Investment in Radiant	-	920,800
Equipment, Net	1,940	3,145

Total assets	$1,270,886	$947,172

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,172	$86,664
Notes payable, related party	200,000	400,000

Total current liabilities	243,172	486,664

Total liabilities	$243,172	$486,664

Contingencies (note 11)	-	-

Stockholder’s Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 12,130,849 and 9,897,116 shares issued and outstanding as of December 31, 2019 and June 30, 2019	1,208	990
Additional paid-in capital	3,124,873	2,198,891
Stock subscription received	317,000	170,000
Accumulated deficit	(2,415,367)	(1,909,373)

Total stockholders’ equity	1,027,714	460,508

Total liabilities and Stockholders’ Equity	$1,270,886	$947,172

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED DECEMBER 31		SIX MONTHS ENDED DECEMBER 31
	2019	2018	2019	2018

Revenue	$-	-	$-	-

Expenses:
General and administrative expenses**	1,938	627	8,350	1,375
Legal and professional expenses**	233,320	12,065	246,950	45,815
Regulatory filing expenses and fees	2,738	26,400	14,738	33,400
Consulting fees	21,000	-	297,855	-
Marketing expenses	7,470	-	7,470	-
Escrow fees	-	2,100	-	11,893
Total expenses	266,466	41,192	575,363	92,483

Operating loss	(266,466)	(41,192)	(575,363)	(92,483)

Non-operating income (expense):
Interest income	79,369	-	79,369	-
Interest expense	(10,000)	-	(10,000)	-
Unrealized loss on joint venture	-	(99,291)	-	(222,799)
Total non-operating income (expense)	69,369	(140,482)	69,369	(315,281)

Net loss	$(197,097)	(140,482)	$(505,994)	(315,281)

Net loss per share – basic and diluted	$(0.02)	(0.02)	$(0.04)	(0.04)

Basic and diluted weighted average shares outstanding	11,834,208	8,886,416	11,494,402	8,886,416

**Includes stock-based remuneration

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Stock Subscription Received/	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Receivable)	Deficit	Equity
Balance at June 30, 2018	8,886,416	$889	$655,836	$(142,500)	$(42,375)	$471,850
Stock subscription receivable	-	-	-	142,500	-	142,500
Net loss	-	-	-	-	(174,799)	(174,799)

Balance – September 30, 2018	8,886,416	$889	$655,836	$-	$(217,174)	439,551
Stock subscription received	-	-	-	340,000	-	340,000
Net loss	-	-	-	-	(140,482)	(140,482)

Balance – December 31, 2018	8,886,416	$889	$655,836	$340,000	$(357,656)	$639,069

Balance at June 30, 2019	9,897,116	$990	2,198,891	$170,000	$(1,909,373)	$460,508
Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	116	540,872	-	-	540,988
Warrants issued for services	-	-	7,511	-	-	7,511
Stock options for services	-	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,897)	(308,897)

Balance – September 30, 2019	11,568,449	$1,151	$2,789,730	$210,213	$(2,218,270)	$782,824

Common stock issued for cash	50,000	5	49,797	-	-	49,802
Common stock issued as compensation	366,400	37	183,163	-	-	183,200
Common stock issued as financing	100,000	10	49,990	-	-	50,000
Warrants issued for services	-	-	198	-	-	198
Warrants exercised	46,000	5	51,995			52,000
Stock subscription received	-	-	-	(50,000)	-	(50,000)
Warrant subscription received	-	-	-	154,000	-	154,000
Stock subscription receivable	-	-	-	2,787	-	2,787
Net loss	-	-	-	-	(197,097)	(197,097)

Balance – December 31, 2019	12,130,849	$1,208	$3,124,873	$317,000	$(2,415,367)	$1,027,714

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Cash Flows

Six months ended December 31, 2019 and 2018

(unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(505,994)	(315,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,205	-
Unrealized gain on joint venture	-	222,799
Shares and warrants issued for services	467,101	-
Changes in operating assets and liabilities:
Prepaid expenses	4,855	-
Interest receivable	(79,369)	-
Accounts payable and accrued liabilities	(6,393)	(12,800)
Net cash used in operating activities	(118,595)	(105,283)

Cash flows from investing activities:
Shares issued for Radiant note receivable	70,000	-
Note receivable Radiant Images, Inc.	(1,188,000)	-
Investment in Radiant Images, Inc.	920,800
Investment in joint venture	-	(345,000)
Net cash used in investing activities	(198,000)	(345,000)

Cash flows from financing activities:
Stock subscription received	147,000	140,000
Shares and warrants issued for financing	50,000	-
Common stock issued for exercise of warrants	52,000	-
Issuance of common stock and receipt of paid-in capital	50,000	142,500
Net cash provided by financing activities	299,000	282,500

Net (decrease) in cash	(17,595)	(167,783)

Cash, beginning of period	18,372	334,650

Cash, end of period	$777	166,867

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	-

Refer to Note 2 and 6 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these condensed consolidated financial statements

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

Cash

The Company maintains a cash balance in a non-interest-bearing account. The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents. There were no cash equivalents as of December 31, 2019 and June 30, 2019.

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

	December 31, 2019	June 30, 2019
Warrants	15,276,997	14,655,664
Options	772,000	672,000
Convertible notes	200,000	400,000
Total	16,248,997	15,727,664

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

Note 3 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $(2,415,367) as of December 31, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company is currently seeking additional investment through equity financings and/or debt offerings, including without limitation the exercise of warrants previously issued to shareholders as part of the prior private placements. While the Company has received some financing subsequent to the period from such sources, there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

During the year ending June 30, 2019, the company invested an additional $1,225,000 in cash into the Joint venture. No additional funds were invested as of December 31, 2019. Optical Flow had activity during the six months ended December 31, 2019 including the following operations activity:

For the six months ended December 31, 2019

Operating Revenue	-

Expenses
Legal and professional fees	130
Meals, entertainment and travel	3,604
General and administrative	2,196
Depreciation	602

Loss from operations	(6.532)

During the year ended June 30, 2019, the Joint Venture advanced $920,800 to Radiant Images, Inc.

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company would acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, resulting in acquisition of Radiant.

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

Note 5 - Note Receivable

In April 2020, the Company received notice from Radiant Images of their intent to terminate the agreement. The investment was structured as a revolving note and as a consequence the company has reclassified the Investment in Radiant as a Note Receivable from Radiant. As the Company issued shares in exchange for payments made on behalf of Radiant the balance of the note receivable increased.  Pursuant to the terms of the revolving note, Radiant is required to repay the money we have already invested to Hawkeye.  The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020  Interest accrues daily on the outstanding balance. At December 31, 2019 interest income of $79,369 has been accrued on the note.

Note 6 - Notes Payable – Related Party

Related party notes payable to shareholders are comprised of the following:

	December 31, 2019	June 30, 2019
Related Party Note 1	$-	$200,000
Related Party Note 2	200,000	200,000
Total	$200,000	$400,000

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

The fair value of the warrants was approximately $200,000 and was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	0.75 years
Volatility:	233%*
Dividend yield:	0%**
Risk free interest rate:	2.00%***

_______

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

 ________

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

Note 7 - Stockholders’ Equity

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

On October 22nd, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

Stock Subscription Received

Effective July 9, 2019 an investor subscribed to purchase: (i) 60,000 shares of common stock, and (ii) 60,000 Series C Warrants that are exercisable for 2 years from this date for an exercise price of $.50 per share. The purchase is at a price of $.25 per unit, for a total purchase price of $15,000, of which $2,787 was receivable at September 30, 2019. The 60,000 shares were issued on January 23, 2020.

On September 10, 2019 the Company sold 56,000 shares to an accredited investor for $28,000. Included with the purchase was warrants to 112,000 shares at $1.00 per year for two years and warrants to purchase 112,000 shares at $2.00 per year for two years.

On September 13, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included in the purchase was warrants to 40,000 shares at $1.00 per share for one year and warrants to purchase 40,000 at $2.00 per share for two years.

On October 1, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.50 per year for two years and warrants to purchase 20,000 shares at $2.50 per year for one year.

On September 10, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.00 per year for two years and warrants to purchase 20,000 shares at $2.00 per year for two years.

On October 9, 2019 the Company issued 380,000 shares upon exercise of warrants to an accredited investor.

On October 17, 2019 the Company sold 40,000 shares to an accredited investor for $20,000. Included with the purchase was warrants to purchase 40,000 shares at $1.00 per share for one year.

On October 22, 2019 the Company sold 50,000 shares to an accredited investor for $50,000. Included with the purchase was warrants to purchase 50,000 shares at $2.00 per share for two years.

On November 21, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

Stock Purchase Warrants

During the year the company issued warrants in connection with the sales of shares as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at June 30, 2019	11,645,654	$1.04
Granted	3,010,000	$1.51
Exercised	-	-
Forfeit or cancelled	-	-
Balance at June 30, 2019	14,655,664	$1.14
Granted	667,333	$0.93
Exercised	(46,000)	0.84
Forfeit or cancelled	-	-
Balance at December 31, 2019	15,276,997	$1.13

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	1 to 2 years
Volatility:	102% to 269%*
Dividend yield:	0%**
Risk free interest rate:	2.57 to 2.44%***

___________

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

Refer to tables below for summary of options issued and vested during the year:

Options Granted	# of Options	Weighted Average strike price	Weighted Average Grant date fair value	Weighted Average remaining life (in years)
Outstanding as of 7/1/2019	1,455,000	0.52	725,000	4.59
Granted	100,000	0.02	19,000	0.33
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/2019	1,555,000	0.48	745,000	4.10

Vested as of 12/31/2019	1,234,000	0.51	628,000	4.40

During the year the fair value of the options granted was $744,538, of which $556,700 has vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5 years
Volatility:	102% to 267%*
Dividend yield:	0%**
Risk free interest rate:	2.43 to 2.57%***

________

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Note 8 - Related Party Transactions

During the fiscal year ended June 30, 2019 and through the six months ended December 31, 2019 the Company issued shares and warrants to an investor with direct control over Insight in exchange for $200,000 which was used to fund the Joint Venture. The shares were issued at the prevailing share price and conditions on warrants available to arms-length investors. The Company also received an additional $50,000 that was used to fund the Joint Venture from the same investor for which shares and warrants will be issued, but have not been issued as of the date of this filing.

Effective September 11, 2019 the Company elected M. Richard Cutler as a member of its board of directors. As part of such appointment, the Company agreed to issue to Mr. Cutler 250,000 shares of common stock (which were issued subsequent to the end of the quarter). Mr. Cutler has been corporate and securities counsel for the Company. In October, the 250,000 shares were issued as well as an additional 80,000 shares were issued to Mr. Cutler for legal services.

Note 9 - Accounts Payable

During Q1 of the fiscal year ended September 30, 2019, the Company entered into an agreement to for investor relations consulting. The Company will issue $3,000 of shares and pay $3,000 each month. Shares will be issued quarterly. Number of shares earned each month will be calculated based on the closing price on the last day of the preceding month. At December 31, 2019 the Company has recorded a liability $18,000 for the incurred services to date.

Note 10 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On January 6, 2020 the Company issued 333,333 shares to an accredited investor for $50,000. Included with the purchase was a warrant to purchase 151,151 shares at $1.00 per share and a warrant to purchase 151,151 shares at $2.50 per share.

On January 20, 2020 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

On January 23, 2020 the Company issued 16,667 shares to an accredited investor for accounting services.

On January 23, 2020 the Company issued 20,000 shares each to two accredited investors for $10,000 each paid on behalf of the Company to Radiant Images. Included with each purchase was a warrant to purchase 40,000 shares at $1.00 per share and a warrant to purchase 40,000 shares at $2.00 per share.

On February 12, 2020 the Company issued 53,333 shares upon exercise of warrants to an accredited investor.

On March 17, 2020 the Company entered into a Securities Purchase Agreement with Eagle Equities LLC pursuant to which the Company issued a 10% Convertible Redeemable Note (“Convertible Note”) for the original principal amount of $150,000. After payment of fees to counsel and a finders fee the Company obtained $133,500 in proceeds from that sale. The Convertible Note is due on March 17, 2021 and on the sixth month anniversary of the Note may be converted into shares of Common Stock of the Company at a 40% discount to the lowest Volume Weighted Average Price for the Company’s common stock for the 15 days preceding the conversion. The Convertible Note may be prepaid prior to the six month anniversary at 115% of the face if paid within 30 days, and an additional 5% every 30 days thereafter with a cap of 140%.

On March 18, 2020 the Company issued 50,000 shares upon exercise of warrants to an accredited investor.

As noted in Note 4, the Company’s agreement with Radiant Images was terminated.  The Company has engaged counsel and will be bringing legal action against Radiant for numerous causes of action, including breach of contract and fraud.

In December 2019 coronavirus (COVID-19) emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

In response to the Covid 19 pandemic. in February 2020 the Company entered into an LOI to create a “smart mask” which is intended to augment its bio-surveillance strategy and give better information for first responders and other officials monitoring and managing the COVID-19 crisis. The smart mask will integrate with Hawkeye’s “In-Depth Camera”. In order to provide better information which provides better decision support during pandemics, bio-terrorist attacks and other potential bio outbreaks, pursuant to the proposed joint venture Hawkeye will be working to add smart functionality to current best in breed masks (N95 or better). The technology will work with existing masks as well but Hawkeye believes that close integration with the existing manufacture may bring more rapid innovation to the mask.

Further because of the Covid 19 pandemic, the Company has focused on pandemic management products and services, and begun fulfilling its first $1.25M purchase order from the City of Memphis to support its critical need for 3-ply respirator masks. In that regard 225,000 masks were delivered to Memphis on April 9, 2020.

The Company is currently focused on sourcing and delivering other PPE products, including without limitation masks, gowns, sanitizer and ventilators.

Note 11 - Commitments and Contingencies

In connection with an agreement with Stratco Advisory and Tysadco Partners, the Company has agreed to pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash, As part of that agreement, the Company issued 18,000 shares during the quarter for services valued at $9,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2019 and the six months ended December 31, 2019.

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

Results of Operations

Six Months Ended December 31, 2019 compared to six months ended December 31, 2018

We have had no operating revenues since our inception on May 15, 2018 through the date of this report. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans. From our inception to December 31, 2019, we raised a total of $1,418,225 from private offerings of our common stock. We raised an additional $533,500 in connection with promissory notes issued to accredited investors.

Total expenses in the six month period ended December 31, 2019 were $575,363 (which is also the Company’s operating loss), compared to $92,483 in the comparable period in 2018. The increase in operating loss for this period is principally the result of consulting fees paid in connection with the Company’s operations, together with legal and professional fees (the majority of which was stock-based remuneration) and regulatory filing expenses and fees.

Our financial statements reflect a net loss of $585,363 for the six month period ended December 31, 2019 compared to a net loss of $315,281 for the comparable period in 2018. This net loss again reflects consulting fees and legal and professional expenses during the periods.

Liquidity and Capital Resources

Our cash balance at December 31, 2019 was $777. We continue to raise funds from the sale of equity securities to investors, exercises of warrants and through issuance of notes. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2020. We will require additional funding for our ongoing operations. We continued to make significant and substantial investments in the operations of Radiant Images. We have an investment in Radiant Images of $1,188,800 at December 31, 2019.

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

Effective April 2, 2020 the Company’s agreement with Radiant Images was terminated. The Company has engaged counsel and will be bringing legal action against Radiant for numerous causes of action, including breach of contract and fraud. The investment was structured as a revolving note and as a consequence the company has reclassified the Investment in Radiant as a Note Receivable from Radiant. Pursuant to the terms of the revolving note, Radiant is required to repay the money we have already invested to Hawkeye. The note receivable is due upon demand of the Company at any time commencing April 26, 2020 and is payable with 12% interest.

In December 2019 coronavirus (COVID-19) emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

In response to the Covid 19 pandemic. in February 2020 the Company entered into an LOI to create a “smart mask” which is intended to augment its bio-surveillance strategy and give better information for first responders and other officials monitoring and managing the COVID-19 crisis. The smart mask will integrate with Hawkeye’s “In-Depth Camera”. In order to provide better information which provides better decision support during pandemics, bio-terrorist attacks and other potential bio outbreaks, pursuant to the proposed joint venture Hawkeye will be working to add smart functionality to current best in breed masks (N95 or better). The technology will work with existing masks as well but Hawkeye believes that close integration with the existing manufacture may bring more rapid innovation to the mask.

Further because of the Covid 19 pandemic, the Company has focused on pandemic management products and services, and begun fulfilling its first $1.25M purchase order from the City of Memphis to support its critical need for 3-ply respirator masks. In that regard 225,000 masks were delivered to Memphis on April 9, 2020.

The Company is currently focused on sourcing and delivering other PPE products, including without limitation masks, gowns, sanitizer and ventilators.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $(2,494,736) at December 31, 2019 and net loss from operations of $585,363 for the six months ended December 31, 2019.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, exercises of warrants, sales of convertible notes and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and two directors at that time, concluded that, as of December 31, 2019, our internal control over financial reporting were not effective.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On November 13, 2019, 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye has engaged counsel to defend the litigation and also assert counterclaims for failure of consideration, fraud in the inducement, general fraud and other causes of action. Hawkeye anticipates that this litigation if pursued will be resolved favorably for the Company.

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

On October 22nd, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

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

Hawkeye Systems, Inc.

Date: April 24, 2020	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer and Chief Financial Officer
Principal Executive and Financial Officer

