Form 10-Q
period 2020-03-31
Hawkeye Systems, Inc.
filed 2020-06-29
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2020 was 13,768,850 shares of common stock.

Item 1. Financial Information

Hawkeye Systems, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$21,982	$18,372
Prepaid and other assets	-	4,855
Interest receivable	115,574	-
Note receivable	1,257,800	-

Total current assets	1,395,356	23,227

Investment in Radiant	-	920,800
Equipment, Net	1,338	3,145

Total assets	$1,396,694	$947,172

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$129,488	$86,664
Convertible note payable	150,000	-
Notes payable, related party	200,000	400,000

Total current liabilities	479,488	486,664

Total liabilities	479,488	$486,664

Contingencies (note 10 )	-	-

Stockholder’s Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 13,768,850 and 9,897,116 shares issued and outstanding as of March 31, 2020 and June 30, 2019	1,378	990
Additional paid-in capital	3,681,076	2,198,891
Stock subscription received	10,000	170,000
Accumulated deficit	(2,772,248)	(1,909,373)

Total stockholders’ equity	917,206	460,508

Total Liabilities and Stockholders’ Equity	$1,396,694	$947,172

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED MARCH 31		NINE MONTHS ENDED MARCH 31
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses**	1,997	10,450	10,353	1,375
Legal and professional expenses**	197,889	44,688	444,839	45,815
Regulatory filing expenses and fees	5,203	20,182	19,941	33,400
Consulting fees	18,000	186,058	315,855	-
Marketing expenses	37,000	30,550	44,470	-
Management compensation	123,491	118,580	123,491	118,580
Escrow fees	-	-	-	11,893
Total expenses	383,580	410,508	958,949	502,991

Operating loss	(383,580)	(410,508)	(958,949)	(502,991)

Non-operating income (expense):
Interest income	36,205	-	115,574	-
Interest expense	(12,500)	(74,800)	(22,500)	(74,800)
Unrealized loss on joint venture	-	(36,382)	-	(259,181)
Total non-operating income (expense)	23,705	(111,182)	93,074	(333,981)

Net loss	$(359,875)	$(521,690)	$(865,875)	$(836,972)

Net loss per share – basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.09)

Basic and diluted weighted average shares outstanding	13,431,340	9,402,483	12,043,201	9,055,927

**Includes stock-based remuneration

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional	Stock Subscription		Total
	Common Stock		Paid-in	Received/	Accumulated	Stockholders’
	Shares	Amount	Capital	(Receivable)	Deficit	Equity

Balance at July 1, 2018	8,886,416	$889	$655,836	$(142,500)	$(42,375)	$471,850
Stock subscription receivable	-	-	-	142,500	-	142,500
Net loss	-	-	-	-	(174,799)	(174,799)

Balance – September 30, 2018	8,886,416	$889	$655,836	$-	$(217,174)	439,551
Stock subscription received	-	-	-	340,000	-	340,000
Net loss	-	-	-	-	(140,482)	(140,482)

Balance – December 31, 2018	8,886,416	$889	$655,836	$340,000	$(357,656)	$639,069

Common stock issued for cash	715,000	72	135,700	-	-	135,771
Common stock issued for compensation	59,100	6	29,544	-	-	29,550
Warrants issued	-	-	221,729	-	-	221,729
Stock options issued as compensation – vested	-	-	291,218	-	-	291,218
Stock subscription receivable	-	-	-	(340,000)	-	(340,000)
Net loss	-	-	-	-	(521,690)	(521,690)

Balance – March 31, 2019	9,660,516	$966	$1,334,027	$-	$(879,347)	$455,646

Balance at July 1, 2019	9,897,116	$990	2,198,891	$170,000	$(1,909,373)	$460,508

Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	122	540,872	-	-	540,994
Warrants issued for services	-	-	7,511	-	-	7,511
Stock options for services	-	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,903)	(308,903)

Balance – September 30, 2019	11,568,449	$1,157	$2,789,730	210,213	$(2,218,276)	$782,824

Common stock issued for cash	50,000	5	49,797	-	-	49,802
Common stock issued as compensation	366,400	37	183,163	-	-	183,200
Common stock issued as financing	100,000	10	49,990	-	-	50,000
Warrants issued for services	-	-	198	-	-	198
Warrants exercised	46,000	5	51,995			52,000
Stock subscription received	-	-	-	(50,000)	-	(50,000)
Warrant subscription received	-	-	-	154,000	-	154,000
Stock subscription receivable	-	-	-	2,787	-	2,787
Net loss	-	-	-	-	(197,097)	(197,097)

Balance – December 31, 2019	12,130,849	$1,214	$3,124,873	317,000	$(2,415,373)	$1,027,714

Common stock issued for cash	1,098,001	110	271,890			272,000
Common stock issued as compensation	16,667	2	5,873			5,875
Warrants exercised	523,333	52	184,948			185,000
Stock subscription received	-	-	-	(153,000)		(153,000)
Warrant subscription received	-	-	-	(154,000)		(154,000)
Stock compensation expense	-	-	93,492			93,492
Net loss	-	-	-		(359,875)	(359,875)

Balance – March 31, 2020	13,768,850	$1,378	$3,681,076	10,000	$(2,775,248)	$917,206

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

Hawkeye Systems, Inc.

Condensed Consolidated Statements of Cash Flows

Nine months ended March 31, 2020 and 2019

(unaudited)

	2020	2019

Cash flows from operating activities:
Net loss	$(865,875)	$(836,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,807	-
Unrealized gain on joint venture	-	259,181
Stock based renumeration	-	245,968
Shares and warrants issued for services	472,983	-
Changes in operating assets and liabilities:
Prepaid expenses	4,855	-
Interest receivable	(115,574)	-
Accounts payable and accrued liabilities	79,923	5,200
Net cash used in operating activities	(421,881)	(326,623)

Cash flows from investing activities:
Note receivable Radiant Images, Inc.	(178,000)	-
Investment in joint venture	-	(350,000)
Net cash used in investing activities	(178,000)	(350,000)

Cash flows from financing activities:
Stock subscription received	(27,000)	-
Shares and warrants issued for financing	50,000	-
Common stock issued for exercise of warrants	237,000	-
Issuance of common stock and receipt of paid-in capital	100,000	300,000
Notes payable	150,000	-
Stock option issuances	93,491	-
Options in lieu of interest payment	-	74,800
Net cash provided by financing activities	603,491	374,800

Net increase (decrease) in cash	3,610	(301,823)

Cash, beginning of period	18,372	334,650

Cash, end of period	$21,982	$32,827

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Refer to Note 2 and 9 in the financial statements for disclosures over all non-cash investing and financing activities during the period.

The accompanying notes form an integral part of these condensed consolidated financial statements

Hawkeye Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Business

Hawkeye Systems, Inc., a Nevada corporation incorporated on May 15, 2018, is a technology holding company with a focus on pandemic management products and services. Led by a West Point, U.S. Military Academy graduate, the Company is committed to leveraging its extensive resources in support of its ongoing mission to help our government and medical infrastructure to keep civilians safe. Hawkeye Systems sources and distributes PPE (Personal Protective Equipment) and other Pandemic Management supplies to enterprise level customers and government agencies. The Company also looks to license & acquire technology that improves life and works with partners to develop cutting edge, “smart” products for a variety of markets.

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

Cash

The Company maintains a cash balance in a non-interest-bearing account. The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash and that are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate to be cash equivalents. There were no cash equivalents as of March 31, 2020 and June 30, 2019.

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

	March 31, 2020	June 30, 2019
Warrants	14,739,298	14,655,664
Options	3,922,000	672,000
Convertible notes	350,000	400,000
Total	19,011,298	15,727,664

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

Note 3 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $(2,775,248) as of March 31, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company is currently seeking additional investment through equity financings and/or debt offerings, including without limitation the exercise of warrants previously issued to shareholders as part of the prior private placements. While the Company has received some financing subsequent to the period from such sources, there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

During the year ended June 30, 2019, the company invested an additional $1,225,000 in cash into the Joint venture. The Joint Venture advanced $920,800 to Radiant Images, Inc.

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

As a result of the Radiant acquisition agreement, the Company and Insight agreed to contribute no further amounts to the Joint Venture, to cease operations of the Joint Venture and the $920,800 previously advanced by the Joint Venture to Radiant was considered a deposit on the purchase price and was reported on the balance sheet at June 30, 2019 as “Investment in Radiant”. Management’s decision to cease operations of the Joint Venture, the Company’s risk of loss for all activities of the Joint Venture to date, and the executed purchase agreement for Radiant, led the Company to conclude the Joint venture should be consolidated as of June 30, 2019.

No additional funds were invested as of March 31, 2020. Optical Flow had activity during the nine months ended March 31, 2020 including the following operations activity:

For the nine months ended March 31, 2020

Operating Revenue	-

Expenses
Legal and professional fees	130
Meals, entertainment and travel	3,604
General and administrative	2,196
Depreciation	602

Loss from operations	(6,532)

Note 5 – Note Receivable

In April 2020, the Company received notice from Radiant Images of their intent to terminate the acquisition agreement. The investment was structured as a revolving note and as a consequence the company has reclassified the Investment in Radiant as a Note Receivable from Radiant. As the Company issued shares in exchange for payments made on behalf of Radiant the balance of the note receivable increased.  Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year, contributions of $337,000 were made to Radiant, bringing the balance of the note receivable to $1,257,800 at March 31, 2020. At March 31, 2020 interest income of $115,574 has been accrued on the note.

Note 6 - Accounts Payable

During Q1 2019, the Company entered into an agreement for investor relations consulting. The Company will issue $3,000 of shares and pay $3,000 each month. Shares will be issued quarterly. Number of shares earned each month will be calculated based on the closing price on the last day of the preceding month. At March 31, 2020 the Company has recorded a liability $27,000 for the incurred services to date.

Note 7 - Notes Payable – Related Party

Related party notes payable to shareholders are comprised of the following:

	March 31, 2020	June 30, 2019
Related Party Note 1	$-	$200,000
Related Party Note 2	200,000	200,000
Total	$200,000	$400,000

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

Note 8 – Convertible Note Payable

On March 17, 2020 the Company entered into a Securities Purchase Agreement with Eagle Equities LLC pursuant to which the Company issued a 10% Convertible Redeemable Note (“Convertible Note”) for the original principal amount of $150,000. After payment of fees to counsel and a finders fee the Company obtained $133,500 in proceeds from that sale were received on March 30, 2020.  The Convertible Note is due on March 17, 2021 and on the sixth month anniversary of the Note may be converted into shares of Common Stock of the Company at a 40% discount to the lowest Volume Weighted Average Price for the Company’s common stock for the 15 days preceding the conversion.  The Convertible Note may be prepaid prior to the six-month anniversary at 115% of the face if paid within 30 days, and an additional 5% every 30 days thereafter with a cap of 140%. Interest accrual and debt amortization will begin in April 2020.

Note 9 - Stockholders’ Equity

Common Stock Issued for cash

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

On July 19, 2019 the Company issued 260,000 shares to Michael Mansouri and 260,000 shares to Gianna Wolfe as consulting expense in connection with the acquisition of Radiant Images, Inc. The Company has demanded return of such shares and considers such shares as not issued subsequent to termination of the Radiant Images transaction.

On September 10, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included in the purchase was warrants to 40,000 shares at $1.00 per share for one year and warrants to purchase 40,000 at $2.00 per share for two years. The shares were issued on January 23, 2020.

On September 13, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included in the purchase was warrants to 40,000 shares at $1.00 per share for one year and warrants to purchase 40,000 at $2.00 per share for two years. The shares were issued on January 23, 2020.

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

On January 23, 2020 the Company issued 60,000 shares to an accredited investor for $15,000. Included with the purchase was a warrant to purchase 60,000 shares at $0.50 per share for two years.

On February 12, 2020 the Company issued 248,000 shares to an accredited investor for $62,000. Included in that purchase was a warrant to purchase 100,000 shares at $.30 per share.

Common Stock issued as compensation for services

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

Common stock for financing

On August 2, 2019 the investor who acquired a note on January 22, 2019 converted that note to 400,000 shares of common stock.

On October 17, 2019 the Company issued 100,000 shares as additional consideration for a convertible note issued to an accredited investor.

Stock Subscription Received

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

Warrant exercises

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

On October 4, 2019 an investor exercised warrants at $.30 per share for 83,334 shares for $25,000. The same shareholder exercised warrants on November 22 and December 28, 2019 for $50,000 at $0.30 for 166,667 shares on each date.

On February 12, 2020 the Company issued 53,333 shares upon exercise of warrants to an accredited investor.

On March 18, 2020 the Company issued 50,000 shares upon exercise of warrants to an accredited investor.

Stock Purchase Warrants

During the year the company issued warrants in connection with the sales of shares as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at June 30, 2018	11,645,654	$1.04
Granted	3,010,000	$1.51
Exercised	-	-
Forfeit or cancelled	-	-
Balance at June 30, 2019	14,655,664	$1.14
Granted	1,069,635	$0.93
Exercised	(986,001)	0.84
Forfeit or cancelled	-	-
Balance at March 31, 2020	14,739,298	$1.16

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	1 to 2 years
Volatility:	102% to 269	%*
Dividend yield:	0	%**
Risk free interest rate:	2.57 to 2.44	%***

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

Refer to tables below for summary of options issued and vested during the year:

Options Granted	# of Options	Weighted Average strike price	Weighted Average Grant date fair value	Weighted Average remaining life (in years)
Outstanding as of 7/1/2019	1,455,000	0.52	725,000	4.59
Granted	3,250,000	0.10	649,000	0.74
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/2020	4,705,000	0.23	1,374,000	4.19

Vested as of 3/31/2020	2,145,000	0.39	831,000	5.00

During the year the fair value of the options granted was $1,374,201, of which $831,750 has vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life:	5 years
Volatility:	102% to 267	%*
Dividend yield:	0	%**
Risk free interest rate:	2.43 to 2.57	%***

__________

* The volatility is based on the average volatility rate of three similar publicly traded companies

** The Company has no history or expectation of paying cash dividends on its common stock

*** The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant

Note 10 - Related Party Transactions

During the fiscal year ended June 30, 2019 and through the nine months ended March 31, 2020 the Company issued shares and warrants to an investor with direct control over Insight in exchange for $200,000 which was used to fund the Joint Venture. The shares were issued at the prevailing share price and conditions on warrants available to arms-length investors. The Company also received an additional $50,000 that was used to fund the Joint Venture from the same investor for which shares and warrants will be issued, but have not been issued as of the date of this filing.

Effective September 11, 2019 the Company elected M. Richard Cutler as a member of its board of directors. As part of such appointment, the Company issued to Mr. Cutler 250,000 shares of common stock. Mr. Cutler has been corporate and securities counsel for the Company. In October, the 250,000 shares were issued as well as an additional 80,000 shares were issued to Mr. Cutler for legal services.

Note 11 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On April 23, 2020 the Company issued 1,000,000 shares to an accredited investor for $250,000. As part of the investment, the investor was also issued 2,000,000 warrants to purchase shares of common stock for one year at $1.00 per share and 2,000,000 warrants to purchase shares of common stock for one years at $2.00 per share.

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

Note 12 – Commitments and Contingencies

In connection with an agreement with Stratco Advisory and Tysadco Partners, the Company has agreed to pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. As part of that agreement, the Company issued 18,000 shares during the third quarter for services valued at $9,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2019 and the three and nine months ended March 31, 2020.

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

Results of Operations

Nine Months Ended March 31, 2020 compared to nine months ended March 31, 2019

We have had no operating revenues since our inception on May 15, 2018 through March 31, 2020. Subsequent to that date we have had revenues of $12,011,101 with a net profit of $690,585 through the date of this report. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans. From our inception to March 31, 2020, we raised a total of $1,795,225 from private offerings of our common stock. We raised an additional $533,500 in connection with promissory notes issued to accredited investors.

Total expenses in the nine month period ended March 31, 2020 were $865,875 (which is also the Company’s operating loss), compared to $502,991 in the comparable period in 2019. The increase in operating loss for this period is principally the result of consulting fees paid in connection with the Company’s operations, together with legal and professional fees (the majority of which was stock-based remuneration) and regulatory filing expenses and fees.

Our financial statements reflect a net loss of $865,875 for the nine month period ended March 31, 2020 compared to a net loss of $836,972 for the comparable period in 2019. This net loss again reflects consulting fees and legal and professional expenses during the periods.

Liquidity and Capital Resources

Our cash balance at March 31, 2020 was $21,982. We continue to raise funds from the sale of equity securities to investors, exercises of warrants and through issuance of notes. We have also commenced the receipt of revenues from sales of our PPE products. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2020. We will require additional funding for our ongoing operations. We continued to make significant and substantial investments in the operations of Radiant Images prior to termination of our relationship with them. We have an investment in Radiant Images of $1,257,800 at March 31, 2020 which is now characterized as a note receivable. Accrued interest due and receivable on that note as of March 31, 2020 was $115,574.

On February 11, 2018 our Registration Statement on Form S-1 became effective. We intend to raise funds through the exercise of warrants issued in private placements with underlying shares registered in the Registration Statement. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through this offering or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the fiscal year ending June 30, 2020, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

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

Management anticipates additional increases in operating expenses and capital expenditures relating to: (i) funding our PPE purchases and sales; (ii) developmental expenses; and (iii) marketing expenses. We intend to finance these expenses with issuances of securities, funding agreements with third parties for PPE products, and through the exercise of outstanding warrants.

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

In response to the COVID-19 pandemic the Company entered into an LOI to create a “smart mask” which is intended to augment its bio-surveillance strategy and give better information for first responders and other officials monitoring and managing the COVID-19 crisis. The smart mask will integrate with Hawkeye’s “In-Depth Camera”. In order to provide better information which provides better decision support during pandemics, bio-terrorist attacks and other potential bio outbreaks, pursuant to the proposed joint venture Hawkeye will be working to add smart functionality to current best in breed masks (N95 or better). The technology will work with existing masks as well but Hawkeye believes that close integration with the existing manufacture may bring more rapid innovation to the mask.

Further because of the COVID-19 pandemic, the Company has focused on pandemic management products and services, and fulfilled its first $1.25M purchase order from the City of Memphis to support its critical need for 3-ply respirator masks. In that regard 225,000 masks were delivered to Memphis on April 9, 2020.

During April and May 2020 the Company completed additional sales of PPE products to numerous purchasers with gross revenues to the Company of $12,011,101 during that period and net profit of $690,585.

The Company has continued its focus on sourcing and delivering other PPE products, including without limitation masks, gowns, sanitizer and ventilators. The Company has numerous transactions in progress and anticipates significant additional sales of PPE products during the fourth quarter of 2020.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $(2,775,248) at March 31, 2020 and net loss from operations of $865,875 for the nine months ended March 31, 2020.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, exercises of warrants, sales of convertible notes and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception through March 31, 2020. The Company has subsequently begun the receipt of revenues from the sale of its PPE products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and two directors at that time, concluded that, as of March 31, 2020, our internal control over financial reporting were not effective.

In response to that assessment we made a determination that all accounting and financial reporting services have not been outsourced to a qualified consulting firm and we have engaged a new provider. That provider assisted with preparation of the financial statements accompanying this report.

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

Hawkeye has engaged counsel and intends to bring legal action against Radiant Images, Inc. as well as its two principals, Michael Mansouri and Gianna Wolfe, for numerous causes of action including fraud, fraudulent inducement, unjust enrichment and numerous other matters in connection with our agreement with them. We are currently working to replevin shares of stock issued to them and to recover funds payable pursuant to a promissory note due to us from Radiant.

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

On February 12, 2020 the Company issued 248,000 shares to an accredited investor for $62,000. Included in that purchase was a warrant to purchase 100,000 shares at $.30 per share.

On April 28, 2020 the Company issued 1,000,000 shares to an accredited investor for $250,000. Included with the purchase was a warrant to purchase 2,000,000 shares of common stock at $1.00 per share and a warrant to purchase 2,000,000 shares of common stock at $2.00 per share.

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

Hawkeye Systems, Inc.

Date: June 26, 2020	By:	/s/ Corby Marshall
Corby Marshall,
Chief Executive Officer and Chief Financial Officer
Principal Executive and Financial Officer

