Form 10-K
period 2020-06-30
Hawkeye Systems, Inc.
filed 2021-02-01
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-227029

(Commission file number)

Hawkeye Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6605 Abercorn, Suite 204

Savannah, GA 31405

(912) 253-0375

(Address and telephone number of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2020, was $11,482,036.

(At December 31, 2020, the registrant had 14,828,036 shares of common stock issued and outstanding, of which 3,356,000 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon the sales price of privately placed shares at or about such date.)

As of January 21, 2021, there were 16,549,649 shares of the registrant’s common stock outstanding.

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

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are a technology holding company with a focus on pandemic management products and services. Led by a veteran, the Company is committed to leveraging its extensive resources in support of its ongoing mission to help our government and medical infrastructure to keep civilians safe. Hawkeye Systems sources and distributes PPE (Personal Protective Equipment) and other Pandemic Management supplies to enterprise level customers and government agencies. The Company also looks to license & acquire technology that improves life and works with partners to develop cutting edge, “smart” products for a variety of markets. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our company, (ii) the development of our business plan, (iii) development of our products, (iv) recruiting and adding additional consultants and employees, (v) signing contracts for the business, (vi) advancing the sale of PPE products through numerous sources and (vi) development of our relationship with DemeTECH Corporation and other potential business partners.

Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 800-531-8799 and our website is www.hawkeyesystemsinc.com.

Business Description

The global coronavirus outbreak has tested people, industries, governments and supply chains unlike any crisis since World War II. Manufacturers and suppliers of personal protective equipment (PPE) have been working overtime to increase production in response to unprecedented international demand. Like many companies Hawkeye Systems Inc. has been impacted by Covid-19 pandemic in 2020 and has had to adapt and overcome several obstacles which previously did not exist. The Company’s initial focus was photography, videography, and AR focused, however in an environment that has evolved out of the pandemic, we determined that future technology or developing technology does not seem like a place to place the fortune of our shareholders. Consequently, we evolved to provide products that the market needs now while identifying opportunities which make sense operating in this environment. Once we shifted from developing technologies only to trying to service more urgent issues in the current environment, we began to locate, market and sell personal protection equipment (“PPE”) including sanitizer, masks and gloves. As we worked in this market, we have refined and further narrowed our strategy. Clearly several aspects of our “normal” business environment have become greatly disrupted. Government policy has become opaque and not supportive of small business, supply chains have become greatly disrupted and the US dependency on foreign countries has, to various degrees, become unreliable, expensive and unpredictable from the perspective of quality, availability and quantity. The management of Hawkeye made a difficult but defining moment in the last quarter of the fiscal year ended June 30, 2020. We decided that as a company we can only defend and support a strategy that can be executed in this environment with our available resources that supports the requirements and needs of our customers and of customers in the current environment. In prioritizing the list of important issues here is the short list of what will differentiate and ensure our success

1. Availability of product without significant price competition (dependable supply).

2. Quality and certification under all required standards.

3. Sales Strategy not dependent on government action or assistance.

4. Growth strategy that depends on sales volume and growth funding technological innovation and not innovation at the expense of volume that can sustain the company.

5. Technological innovation should be narrow in focus and support the mission of the company.

The company has made great strides and progress to this end. Here is a list of the big achievements over the last two quarters:

1. Developed and executed on a relationship with a dependable South Korean manufacturer to provide excellent sanitizer at a reasonable price in a sustainable way, which has subsequently been listed on Amazon.com; we continue to work with Amazon and other partners to increase traction in this channel.

2. Developed and executed a strategy with DemeTECH to provide US made, NIOSH approved, N95’s which are competitive with foreign imports but have the advantage of 100% US made, US sourced in a scalable, repeatable way, regardless of government decisions regarding PPE (excise tax, foreign raw materials, PPE import blocks , etc.)

3. Developed a project to build and control 5.4 M boxes of nitrile gloves per year at a price which is and will be competitive even post pandemic. We are currently trying to fund this project and make sure we have reliable nitrile rubber supply as this is the rate limiting step in providing gloves globally right now.

Company Goals and Objectives

Hawkeye’s mission for the next fiscal year and beyond is to, through acquisition and organic growth, become one of the largest US providers of PPE in the categories we compete in. We intend to do this through organic sales, acquisition and partnership. We have not abandoned our technology origins and in fact with financial strength we will reveal and roll out innovations closely aligned with the categories we are competing in.

US and World Markets for PPE

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for certain medical products in the second quarter of 2020. Demand increased in the third quarter resulting in growth over the prior year driven by sales of personal protective equipment (PPE) and COVID-19 related products.

Manufacturers are engaged in a historic effort to ramp up production of the vital equipment needed to respond to the coronavirus outbreak. While respirators like N95 masks have received the greatest attention from the public and media, PPE needs also include protective garments, eye and face protection, gloves, and other components of the specialized ensembles health care professionals use to protect themselves.

Initially, there was a significant shortage of PPE products. Broadly speaking, no one knew a pandemic on this scale was coming. It has literally been a century since the last truly global health crisis. In addition, over the past few decades, both for budgetary and efficiency reasons, healthcare organizations — just like most other sectors of the economy — adopted a “just in time” approach to ordering supplies. That philosophy worked until this crisis hit. There are policy solutions that can help to supply equipment during a crisis, some of which have been partially successful at this time, and others that were not in place. These range from stockpiling equipment to subsidizing inventory.

Sanitizer is expected to have compound annual growth rate exceeding 23.1% through 2027.1 Mask growth is expected to have a 11.5% compound annual growth rate over the period of from 2020 to 2025.2 Finally, the global nitrile gloves market size is anticipated to reach USD 8.98 billion by 2027.3 That market is projected to register a compound annual growth rate of 14.1% over the forecast period.

___________

1 Hand Sanitizer Market Size, Share & Trends Analysis Report By Product (Gel, Foam, Liquid), By Distribution Channel (Hypermarket & Supermarket, Drug Store, Specialty Store, Online), By Region, And Segment Forecasts, 2020 – 2027-Grand View Research),

2 From USD $810.0 million in 2019, the global N95 mask market is predicted to grow to USD $1,627.5 million by 2025, registering a CAGR of 11.5% during the forecast period (2020–2025): VynZ Research.

3 Grand View Research, Inc.

We are focused on sourcing sustainable supply that will be cost effective and competitive assuming that the pandemic becomes less important and reduces in severity. There is a tremendous backlog of supplies which need to be re-stockpiled and we intend to compete in the long-term market not just work in the near term during the pandemic.

The United States has issued significant pandemic relief bills which covers PPE and other essential materials during the pandemic.  This funding is greatly needed and will help increase sales and move forward sale cycles which were stopped due to lack of funding.  Many of the potential buyers of our products exhausted their budget for PPE mid-year or even earlier in 2020 so this relief greatly improves the ability for customers to stop rationing critical supplies and provide their medical and front line workers the appropriate amount and level of protection to these important essential workers.

Research and Development

The products which we are looking at for potential R&D and future funding are further out than the next few quarters so our limited resources will be focused on succeeding in the strategy to address the market needs as we have defined them.

Intellectual Property

The company currently does not have IP and this is not part of our current strategy.

Regulation

Our current business involves the distribution, importation and sale of PPE and other medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of medical devices. Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for medical devices. Also, many of these laws and regulations are subject to change and may impact our financial performance. For example, certain laws and regulations restricting medical PPE products in the United States have been temporarily modified or waived in response to the COVID-19 pandemic. In addition, our business is generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security, price gouging and other laws and regulations, and some of the related rules have been temporarily modified in response to the COVID-19 pandemic. Failure to comply with law or regulations could have a material adverse effect on our business.

Hawkeye’s Position in the Industry and Competitiveness

We compete with numerous companies in the PPE market. Many organizations are well established with more financial and human resources than we provide. This market is highly fragmented, and participants frequently focus on a specific technology area.

The top nine companies providing PPE products include the following:

Ansell

Ansell manufactures and sells high-performance and high-quality protection solutions, designed for hand, foot, and body protection for different industries such as automotive, chemical, food, services, machinery and equipment, military, mining, and construction.

Honeywell

Honeywell provides eye and face protection equipment, hearing protection equipment, fall protection equipment, hand protection equipment, first-aid, head protection equipment, lockout-tagout, and professional footwear. Salisbury, a Honeywell brand, is the leading manufacturer of PPE for electrical safety. Its solutions comply with ATSM International requirements and OSHA regulations. It offers a complete solution with insulating rubber gloves, line hose, blankets, voltage detectors, clamp sticks, distribution dead-end insulators, temporary grounding equipment, plastic cover-up, and dielectric boots.

3M

3M offers a wide range of products that are used to enhance personal protection of people, facilities, and systems. Products offered by the segment include PPE, traffic safety, civil security solutions, and commercial solutions. 3M offers a strong line of PPE like reusable and disposable respirators, head and face protection equipment, protective eyewear, hearing protection equipment, and reflective materials used in footwear, clothing, and other accessories for enhancing visibility in low-light conditions.

MSA Safety

MSA Safety has divided its products into two categories: non-core products and core products. Non-core products include respirators, thermal imaging cameras, eye and face protection equipment, and gas masks. These products complement the core offerings. The company’s core products include fall protection equipment, fire and rescue helmet, head protection equipment, portable gas detection instruments, breathing apparatus products, and fixed gas and flame detection instruments.

DuPont

DuPont is a provider of PPE including body armor, cut protection, vehicle armor, flame-resistant clothing, and chemical protective garments and accessories. DuPont has several brands including, Kevlar brand, Nomex brand, ProShield garments, Tychem garments, Tyvek protective apparel, Thermo-man demonstration unit, Protera fabric, ProShield garments, and Nomex fabric for military, firefighters, and police.

Lindström Group

Lindström Group offers a wide range of PPE to reduce accidents in hazardous environments. Its high-quality PPE portfolio includes protective footwear, respiration protection, head protection equipment, eye and face protection equipment, hearing protection equipment, protective clothing, head and arm protection equipment, and fall arrest systems.

Alpha ProTech

Alpha ProTech has expertise in manufacturing high-quality protective clothing, infection control products, and a line of construction weatherization building products for the housing market. It sells its products under its brand name as well as private labels. Its protective apparel product category provides a complete range of head-to-toe protective clothing products such as shoe covers, bouffant caps, frocks and lab coats, coveralls, and gowns. The infection control product line offers face masks and eye shields.

Avon Rubber

Avon operates in two core markets: protection and defense and dairy. The company's protection systems have expertise in chemical, biological, radiological, and nuclear defense for the US homeland security, military, and fire and industrial market. The respiratory products are directly sold to the military, and the primary customers are the US department of defense including army, marines, air force, navy, and coast guard. The company's offerings in the PPE market include respirators, gas masks, and spares and accessories.

Johnson Safety Products

JSP is an independent manufacturer of industrial head protection and above-the-neck PPE. The company has R&D team and testing bases in Oxford, UK. The product portfolio includes eye and face protection equipment, head protection equipment, hearing protection equipment, respiratory protection equipment, body PPE, fall protection equipment, and traffic equipment.

It is our hypothesis that due to entanglements with the US government and federal procurement processes the typical providers including 3m and Honeywell will be somewhat hamstrung in their ability to grow to meet the demands of these growing marketplaces until they meet the demands of the federal government which we don’t expect to be in the near future. Other US providers such as Prestige Ameritech are impacted by their access to capital and their current inability to scale to the market demands.

Prior Investment in Radiant Images, Inc.

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

In April 2020, the Company received notice from Radiant Images of their intent to terminate the acquisition agreement. Although the Company believes that the termination is not legally valid, the Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $385,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute. Nevertheless the Company intends to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

Proposed Acquisition of DemeTECH Corporation

As part of our PPE operations, the Company has developed an exclusive worldwide distribution relationship with DemeTECH Corporation for supply of masks which are produced in the United States. In addition to PPE production, DemeTech Corporation is a world-renowned leader in surgical sutures, mesh and bone wax. DemeTech strives to enhance doctor-patient relationships through hard work, dedication, and a commitment to the pursuance of cutting-edge technology and innovation.  DemeTECH’s corporate headquarters are located in Miami, Florida, with office facilities stemming throughout North America, South America, Asia, the Middle East, and Europe.  DemeTech prides itself on using next-generation technology to meet the growing demands of today's society.  DemeTECH has proven their ability to meet federal standards (NIOSH approval), scale their operations, and to provide high quality product.   We will continue to work with them to provide further improve their cost advantage and take advantage of the benefits of US based production.

Company Policies

The Company has adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

The Company currently has two directors consisting of Corby Marshal, Chief Executive Officer, and M. Richard Cutler. The Company also has one additional officer Christopher Mulgrew, Chief Financial Officer. We currently have one other independent contractor providing bookkeeping and accounting services and a handful of contractors.

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

In April 2020, the Company received notice from Radiant Images of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and has engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $385,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute. Nevertheless, the Company intends to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

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

In April 2020, the Company received notice from Radiant Images of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and has engaged counsel to pursue litigation for repayment of amounts due by Radiant.  The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest.  Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $385,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). At June 30, 2020 interest income of $154,042 had been accrued on the note.  Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute.  Nevertheless, the Company intends to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

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

PART II

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019 the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on January 21, 2021 was $0.5099 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
Quarter ended December 31, 2020	$0.62	$0.35
Quarter ended September 30, 2020	$0.43	$1.24
Quarter ended June 30, 2020	$0.50	$0.16
Quarter ended March 31, 2020	$1.10	$0.13
Quarter ended December 31, 2019	$2.50	$1.50

Holders

As of January 21, 2021, there were approximately 34 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

On February 14, 2020 the Company issued 248,000 shares to a related party for $62,000. As part of the investment, the investor was also issued 100,000 warrants to purchase shares of common stock for one year at $0.30 per share.

On February 20, 2020, the Company issued 416,668 shares to a related party upon the exercise of warrants for $166,167.

Effective March 3, 2020, the Company issued 40,000 shares of common stock to an accredited investor upon the exercise of warrants for $40,000.

Effective March 5, 2020, the Company issued 50,000 shares of common stock to an accredited investor upon the exercise of warrants for $15,000.

On April 6, 2020 the company issued 59,186 shares to a consultant for services valued at $18,000.

On April 23, 2020 the Company issued 1,000,000 shares to an accredited investor for $250,000. As part of the investment, the investor was also issued 2,000,000 warrants to purchase shares of common stock for one year at $1.00 per share and 2,000,000 warrants to purchase shares of common stock for one years at $2.00 per share.

Effective June 29, 2020, the Company issued 65,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective June 30, 2020, the Company issued 200,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective June 30, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective July 7, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective July 21, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective July 31, 2020, the Company issued 75,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

On September 23, 2020 Eagle Equities LLC converted in full its outstanding convertible note with an original principal amount of $150,000, together with accrued and unpaid interest, into 469,623 shares of common stock.

Effective July 1, 2020, the Company issued 800,000 shares of common stock to an accredited investor upon conversion of a $200,000 convertible note at $0.25 per share.

Effective November 25, 2020, the Company’s chief executive officer converted $180,000 of unpaid salary into 515,000 shares of common stock.

Effective December 3, 2020, the Company issued 100,000 shares of common stock to an accredited investor for $20,000. Included with the purchase were 100,000 options to purchase common stock at $.20 per share exercisable for two years.

Effective December 15, 2020, the Company issued 612,000 shares of common stock to an accredited investor upon conversion of $153,000 in debt.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2020.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Fiscal Year Ended June 30, 2019

We have had no operating revenues in our fiscal year ended June 30, 2019. Our activities have been financed by the proceeds of share subscriptions and loans. During our fiscal year ended June 30, 2019, we raised approximately $775,000 from private offerings of our common stock and raised an additional $400,000 during the period in connection with two promissory notes issued to accredited investors.

Total operating expenses in the year ended June 30, 2019 were $1,356,340 which is also the Company’s operating loss. The operating loss for this period is a result of legal and professional fees required to form the Company, for business development and regulatory filing expenses and fees. Our loss also reflect an other expense of $510,568 in interest with is based on the value of securities issued in lieu of interest payments.

Net loss for the year ended June 30, 2019 was $1,866,998.

Fiscal Year Ended June 30, 2020

We had operating revenues of $3,020,672 in our fiscal year ended June 30, 2020. Cost of sales was $1,992,809 resulting in gross profit of $1,027,863, or 34%. These revenues are from the sale of PPE products. During our fiscal year ended June 30, 2020, we raised approximately $512,500 from private offerings of our common stock and an additional $221,000 from exercise of warrants. We raised additional funds of $277,000 from a related party, paid directly for the purchase of PPE, which is included in common stock payable, as of June 30, 2020. We raised an additional $383,500 from convertible notes.

Total operating expenses in the year ended June 30, 2020 were $2,217,981 compared to $1,356,340 for the same period in 2019. The increase in operating expenses is primarily a result of increased compensation, professional fees and a result of write down of inventory.  The Company’s net loss was $2,600,468 for the fiscal year ended June 30, 2020 compared to $1,866,998 for the fiscal year ended June 30, 2019.   The net loss for this period is a result of general and administrative costs, professional fees, management compensation and significant cost of sales.

Liquidity and Capital Resources

Our cash balance at June 30, 2020 was $911,747 compared to $18,372 at June 30, 2019. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2021.  We will require additional funding for our PPE purchases and ongoing operations. While we have a loan payable from Radiant Systems of $1,305,800 and interest due from Radiant of $154,042, those amounts are reflected impaired on our balance sheet as a result of the litigation with Radiant. Nevertheless, we intend to vigorously pursue that litigation and expect to fully recover those amounts.

In addition, we intend to raise funds through the sale of equity and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through this offering or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2021, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

We are an emerging growth company and although we have begun to generate revenue from our PPE transactions, we have limited revenue to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings.  However, we will require maximum participation through private placements, warrant exercises or alternative financings to implement our complete business plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through equity offerings, warrant exercises, and related party advances in the near term. We have no guarantees or firm commitments that the related party advances will continue in the near term. Our working capital requirements are expected to increase with the growth of our business and sales of PPE.

Existing working capital, further advances, together with anticipated capital raises and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through proceeds from the sale of our common stock, warrant exercises and convertible loans.

Management anticipates additional increases in operating expenses relating to: (i) funding PPE purchases and sales; (ii) developmental expenses; and (iii) marketing expenses. We intend to finance these expenses with issuances of securities and through the exercise of outstanding warrants.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $4,509,841 at June 30, 2020 and net loss from operations of $1,190,118.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated limited revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the sale of significant PPE products, raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawkeye Systems, Inc. (the "Company") as of June 30, 2020 and 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2018

Lakewood, CO

February 1, 2021

HAWKEYE SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS As at June 30, 2020 and 2019

	June 30,	June 30,
ASSETS	2020	2019
Current assets:
Cash	$911,747	$18,372
Accounts receivable	47,656	-
Inventory, net	509,517	-
Prepaid expenses	6,667	4,855
Total current assets	1,475,587	23,227

Equipment, net	737	3,145
Advances to Radiant Images, Inc.	-	920,800
Note receivable - Radiant Images, Inc., net of allowance of $1,459,842 and $0, respectively	-	-
Total assets	$1,476,324	$947,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$332,327	$86,664
Convertible note payable, net of discount	137,625	-
Convertible note payable, net of discount – related party	211,305	-
Notes payable - related parties	200,000	400,000
Common stock payable	436,000	-
Total current liabilities	1,317,257	486,664
Total liabilities	1,317,257	486,664

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 14,828,036 and 9,897,116 shares issued and outstanding, respectively	1,483	990
Additional paid-in capital	4,527,925	2,198,891
Common stock to be issued - 425,000 and 150,000 shares, respectively	139,500	170,000
Accumulated deficit	(4,509,841)	(1,909,373)
Total stockholders’ equity	159,067	460,508

Total liabilities and stockholders’ equity	$1,476,324	$947,172

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended June 30, 2020 and 2019

	June 30,	June 30,
	2020	2019

Sales	$3,020,672	$-
Cost of sales	1,992,809	-
Gross profit	1,027,863	-

Operating expenses:
General and administrative	264,250	185,233
Management compensation	778,085	592,874
Professional fees	581,132	523,795
Professional fees - related party	377,707	-
Marketing	90,807	54,438
Write-down of inventory	126,000	-
Total operating expenses	2,217,981	1,356,340

Loss from operations	(1,190,118)	(1,356,340)

Other income (expense):
Interest income	154,042	-
Interest expense	(47,024)	(510,658)
Financing expense - related party	(57,526)	-
Allowance for Radiant Images, Inc. - note receivable	(1,459,842)	-
Total other expense	(1,410,350)	(510,658)

Net loss	$(2,600,468)	$(1,866,998)

Net loss per common share - basic and diluted	$(0.21)	$(0.20)

Weighted average common shares outstanding - basic and diluted	12,584,616	9,253,980

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Years Ended June 30, 2020 and 2019

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	To Be Issued	Deficit	Equity
Balance, June 30, 2018	8,886,416	$889	$655,836	$(142,500)	$(42,375)	$471,850
Common stock and warrants issued for cash	951,600	95	260,347	142,500	-	402,942
Common stock and warrants issued for services	59,100	6	29,544	-	-	29,550
Stock based compensation – warrants	-	-	252,858	-	-	252,858
Stock based compensation – options	-	-	422,326	-	-	422,326
Extension of warrants for cash	-	-	193,054	-	-	193,054
Stock subscriptions received	-	-	-	170,000	-	170,000
Fair value of conversion feature of note payable	-	-	200,000	-	-	200,000
Relative fair value of warrants issued with convertible debt	-	-	184,926	-	-	184,926
Net loss	-	-	-	-	(1,866,998)	(1,866,998)
Balance, June 30, 2019	9,897,116	990	2,198,891	170,000	(1,909,373)	460,508

Common shares issues for stock to be issued	430,000	43	169,957	(170,000)	-	-
Common stock and warrants issued for cash	1,782,666	178	392,822		-	393,000
Common stock and warrants issued for services	984,253	98	471,378	-	-	471,476
Stock based compensation – options	-	-	541,931	-	-	541,931
Stock based compensation – warrants	-	-	57,526	-	-	57,526
Common stock issued on conversion of note payable	400,000	40	199,960	-	-	200,000
Warrants exercised for cash	516,000	52	220,948	-	-	221,000
Warrants exercised for services	53,333	5	15,995	-	-	16,000
Common stock issued for investment in Radiant Images, Inc.	704,668	71	206,929	-	-	207,000
Common stock reissued to replace lost shares	60,000	6	(6)	-	-	-
Common stock subscriptions received	-	-	-	139,500	-	139,500
Beneficial conversion feature	-	-	51,594	-	-	51,594
Net loss	-	-	-	-	(2,600,468)	(2,600,468)
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended June 30, 2020 and 2019

	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,600,468)	$(1,866,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,408	1,673
Allowance for note receivable - Radiant Images, Inc.	1,459,842	-
Inventory Obsolescence	126,000	-
Amortization of debt discount	17,024	200,000
Stock based compensation – options and warrant	599,457	347,526
Common stock issued and warrants exercised for services	471,476	29,550
Stock based compensation - interest expense	-	310,658
Stock based compensation - warrant extension	-	193,054
Warrants exercised for services	16,000	-
Change in operating assets and liabilities:
Accounts receivable	(47,656)	-
Inventory	(635,517)	-
Prepaid expense	(1,812)	(4,856)
Interest receivable	(154,042)	-
Accounts payable and accrued liabilities	245,663	72,933
Common stock payable	436,000	-
Net cash used in operating activities	(65,625)	(716,460)

Cash flows from investing activities:
Purchases of equipment	-	(4,818)
Investment in Radiant Images, Inc.	(158,000)	(770,800)
Net cash provided used in investing activities	(158,000)	(775,618)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	393,000	605,000
Issuances of notes payable, net of financing costs	-	400,000
Net proceeds from convertible note	133,500	-
Net proceeds from convertible note – related party	250,000	-
Proceeds from exercise of warrants	221,000	-
Stock subscriptions received	119,500	170,000
Net cash provided by financing activities	1,117,000	1,175,000

Net change in cash	893,375	(316,278)
Cash beginning of year	18,372	334,650
Cash end of year	$911,747	$18,372

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Investment in Radiant converted to note receivable	$1,305,800	$-
Common stock issued on conversion of note payable	$200,000	$-
Reclassification from common stock to be issued to common stock	$170,000	$-
Beneficial conversion feature	$51,594	$-
Common stock reissued to replace lost shares	$6	$-
Common stock issued for investment in Radiant Images, Inc.	$207,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended June 30, 2020 and 2019

Note 1 - Organization

Hawkeye Systems, Inc. (“the Company”), a Nevada corporation incorporated on May 15, 2018, is a technology holding company with a focus on pandemic management products and services. The Company is committed to leveraging its extensive resources in support of its ongoing mission to help our government and medical infrastructure to keep civilians safe. Starting 2020, the Company began sourcing and distributing PPE (Personal Protective Equipment) and other pandemic management supplies to enterprise level customers and government agencies. The Company also looks to license & acquire technology that improves life and works with partners to develop cutting edge, “smart” products for a variety of markets.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include useful lives of property and equipment, fair value assumptions used for stock-based compensation, and the valuation allowance on deferred tax assets.

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. There were no cash equivalents as of June 30, 2020 and 2019.

Financial instruments

For certain of the Company’s financial instruments, including cash, note and interest receivable, convertible note payable, and notes payable, related party, the carrying amounts approximate their fair values due to their short maturities.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services or goods. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no allowance for doubtful accounts at June 30, 2020 or 2019.

Inventory

Inventories, consisting of finished goods and goods in transit, are primarily accounted for using the first-in-first-out (“FIFO”) method of accounting. Inventories are measured at the lower of cost and net realizable value. The Company estimates the net realizable value of inventories based on an assessment of expected sales prices.

Property and equipment

Property and equipment are recorded at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful life of computer equipment is five years

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no assets or liabilities that are adjusted to fair value on a recurring basis.

Convertible financial instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Common stock purchase warrants and derivative financial instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Beneficial conversion feature

The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

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

Revenue recognition

Revenue is recorded in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized from product sales when goods are shipped, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable, and collection is reasonably assured. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. The Company recognizes sales on a gross basis when it is considered the primary obligor in the transaction and on a net basis when it is considered to be acting as an agent. We record estimates for cash discounts, product returns, and other discounts in the period of the sale. This provision is recorded as a reduction from gross sales and the reserves are shown as a reduction of accounts receivable.

Cost of sales

Cost of sales includes inventory costs and shipping and freight expenses.

Related parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company's common stock, and convertible note payable. For the years ended June 30, 2020 and 2019, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2020	June 30, 2019
Warrants	7,047,135	14,655,664
Options	5,255,000	672,000
Convertible notes	-	400,000
Total possible dilutive shares	12,302,135	15,727,664

Stock-based compensation

Stock-based compensation to employees and non-employees consist of stock options grants, warrants to purchase common stock, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The fair value of share of common stock is based on the trading price of the Company’s share.

The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. Assumptions used by the Company in using the Black-Scholes pricing model include: 1) volatility based on the Company’s average volatility rate, 2) risk free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant, 3) the expected life of the option or warrants, and 4) expected cash dividend rate on shares of common stock. During the year ending June 30, 2020 and 2019, volatility was based on average rates for similar publicly traded companies.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The resulting stock-based compensation expense for employee awards is generally recognized on a straight- line basis over the vesting period of the award.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update as of July 1, 2019 did not have a material impact on the Company’s consolidated financial statements because the Company has no long-term operating leases.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of the new guidance on July 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 Revenue from Contracts with Customers, which clarifies when transactions between participants in a collaborative arrangement are within the scope of Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

Note 3 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended June 30, 2020, the Company had a net loss of $2,600,468. As of June 30, 2020, the Company had an accumulated deficit of $4,509,841. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

Inventory at June 30, 2020 and 2019 consist of the following:

	June 30,	June 30,
	2020	2019

Finished goods	$545,112	$-
Goods in transit	90,405	-
Less: Obsolescence	(126,000)	-
	$509,517	$-

Note 5 – Advances to Radiant Images, Inc.

Advances to Radiant Images, Inc.

Optical Flow LLC

On June 7, 2018, the Company entered into a joint-venture partnership with Insight Engineering, LLC (“Insight”) to develop high resolution imaging systems. The partnership established Optical Flow, LLC (“Optical Flow) with each party owning 50%. In June 2018, the Company contributed $150,000 to the venture. An additional $750,000 was invested by the Company in the year ended June 30, 2019. Throughout most of the year ended June 30, 2019, the Company accounted for its investment in Optical Flow LLC using the equity method of accounting. As a result of the Radiant Images, Inc. acquisition agreement (see below), the Company and Insight agreed to contribute no further amounts to and cease operations of what was the intended business of Optical Flow. Because Optical Flow had no continuing operations, it became only a conduit to submit advances to Radiant, and the Company bore all risk of loss. Consequently the Company determined that Optical Flow should be consolidated as of June 30, 2019. Operating results and cash flows of Optical Flow are included in the consolidated statement of operations for the year ended June 30, 2019. There was little activity in Optical Flow during the year ended June 30, 2020.

Radiant Images, Inc.

On September 19, 2019, the Company entered into a Stock Purchase Agreement (“Radiant Agreement”) with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe and key employee, Michael Mansouri, pursuant to which the Company would acquire 100% of the shares of common stock of Radiant from Wolfe, effectuating the acquisition of Radiant.

Prior to the entering the agreement, Optical Flow had advanced $920,800 to Radiant. Per terms of the Radiant Agreement, this advance was to be applied as deposit on the purchase price. At June 30, 2019, the advance amount was presented as “Advances to Radiant Images, Inc.” on the consolidated balance sheet.

The Radiant purchase price was equal to $1,810,905 plus the cash and cash equivalents of Radiant as of the close of business on the closing date. The closing was anticipated to occur before December 31, 2019. Prior to closing, Hawkeye was required to have received at least $1,500,000 from the sale of equity securities.

During the year ended June 30, 2020, the Company issued a total 520,000 shares of common stock with a fair value of $260,000 to Wolfe and Mansouri. In addition, a total of 250,000 options to purchase common shares at an exercise price of $0.50 were granted to the two individuals. The fair value of the options was $125,000 (see Note 9) and were recorded as stock based compensation. These shares and options will be cancelled.

As of June 30, 2020 and 2019, advances to Radiant was $0 and $920,800, respectively.

Note Receivable – Radiant Images, Inc.

In contemplation of the closing of the Radiant Agreement, the advance balance of $920,800 was formalized in a secured revolving promissory note (“Radiant Note)” dated April 26, 2019. Further advances to Radiant prior to the closing of the acquisition would increase the balance of the promissory note. The interest rate on the note was 12% and accrues daily on the outstanding balance and is collateralized by all of the assets of Radiant pursuant to a Security Agreement. The purchase price would be offset by the balance of the promissory note and interest upon closing. Through June 30, 2020, additional cash advances under the note receivable was $385,000 in equity-related transactions.

In April 2020, the Company received notice from Radiant of its intent to terminate the Radiant Agreement. As per terms of the agreement, the Radiant Note and related interest became due. The Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note and has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $337,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). Because of the ongoing litigation with Radiant, the Company recorded an allowance for note receivable of $1,305,800 and interest receivable of $154,042, during the year ended June 30, 2020. Nevertheless, the Company intends to vigorously pursue the litigation and expects to fully collect these amounts from Radiant and/or its principals.

As of June 30, 2020 and 2019, note receivable and interest receivable are as follows;

	June 30,	June 30,
	2020	2019

Note receivable	$1,305,800	$-
Interest receivable	154,042	-
	1,459,842	-

Allowance for note receivable	(1,305,800)	-
Allowance for interest receivable	(154,042)	-
	$-	$-

Note 6 - Notes Payable – Related Parties

Related party notes payable to shareholders are comprised of the following:

	June 30, 2020	June 30, 2019
Note payable – January 22, 2019	$-	$200,000
Note payable – June 13, 2019	200,000	200,000
Total	$200,000	$400,000

Note payable – January 22, 2019

On January 22, 2019, the Company obtained a $200,000 note from a shareholder of the Company. The note terms provide the note was due on demand after 60 days at which point the lender could request repayment at any time. The Company had the ability to repay the note (in full or in instalments) at any time without notice or penalty. In lieu of interest payments, the Company granted stock options to purchase 150,000 shares of common stock.

At the option of the lender, the note was convertible at any time from the date of issuance for one year subsequent at a conversion price of $0.50 per share. Upon conversion the lender would also be issued (i) two times the number of shares converted in Series A warrants each exercisable for one year for one share of the Company’s common stock at an exercise price of $1.00 per share, and (ii) two times the number of shares converted in Series B warrants each exercisable for one year for one share of the Company’s common stock at an exercise price of $2.00 per share.

The conversion feature with additional warrants to be issued was recorded as a debt discount up to the face amount of the note and was amortized to interest expense over the 60-day term of the note. The fair value of the warrants was approximately $200,000 and was determined using the Black-Scholes option pricing model. The fair value of stock options issued in lieu of interest payments was $74,800 which was recognized as interest expense during the year ended June 30, 2019. See Note 9 for assumptions used in the calculation of fair value for both the warrants and the options.

On August 2, 2019, the note was converted into 400,000 shares of common stock.

Convertible Note payable – June 13, 2019

On June 13, 2019, the Company entered into a Securities Purchase Agreement with a shareholder pursuant to which it issued a Promissory Note for $200,000 due on the second anniversary of issuance. The note bears interest at 10%. In connection with the Securities Purchase Agreement, the Company issued 100,000 shares of its common stock and a warrant to purchase 400,000 shares at $1.50 per share exercisable for two years from issuance.

On June 13, 2020, the note matured and became due on demand and became convertible with a 40% discount to market price, but not lower than $1.00 per share.

On the date of the note, the 100,000 shares of common stock and the 400,000 warrants had fair values of $50,000 and $184,926, respectively. The total of $234,926 was recognized as interest expense during the year ended June 30, 2019. See Note 9 for assumptions used in the calculation of fair value of the warrants.

During the year ended June 30, 2020 and 2019, interest expense of $20,000 and $932 was recognized on this note payable – related party, respectively. Accrued interest payable, included in accounts payable and accrued liabilities, was $20,932 and $932 at June 30, 2020 and 2019, respectively.

Note 7 – Convertible Notes Payable

Convertible note

On March 17, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities LLC pursuant to which the Company issued a 10% Convertible Redeemable Note (“Convertible Note”) for the original principal amount of $150,000. The Convertible Note is due on March 17, 2021 and on the sixth month anniversary of the Note may be converted into shares of Common Stock of the Company at a 40% discount to the lowest Volume Weighted Average Price for the Company’s common stock for the 15 days preceding the conversion. The Company will recognize the derivative liability when the Note becomes convertible. The Convertible Note may be prepaid prior to the six-month anniversary at 115% of the face if paid within 30 days, and an additional 5% every 30 days thereafter with a cap of 140%. Interest accrual and debt amortization would have begun in April 2020.

Financing fees associated with the note totaled $16,500 resulting in net proceeds to the Company of $133,500. The financing fees were recognized as a discount on debt is being amortized over the term of the note.

During the year ended June 30, 2020, amortization of $4,125 was recognized as interest expense. As of June 30, 2020, the balance of the note payable is $150,000 less unamortized debt discount of $12,375 or $137,625. Interest expense of $3,750 was recognized on the convertible note during the year ended June 30, 2020.

Convertible note – related party

On April 6, 2020, the Company issued convertible note payable of $250,000 with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. The convertible note is due on April 6, 2021. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loan of $250,000, the Borrower also granted to the Lender 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. The fair value of the options was $13,297 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2020 (Note 8). The Company recorded a discount on the convertible note due to a beneficial conversion feature of $51,594, which is being amortized over the term of the note.

During the year ended June 30, 2020, amortization of $12,899 was recognized as interest expense. As of June 30, 2020, the balance of the note payable is $250,000 less unamortized debt discount of $38,695 or $211,305. Interest expense of $6,250 was recognized on the convertible notes during the year ended June 30, 2020.

Note 8 - Stockholders’ Equity

Common Stock

2020 Stock Issuances

During the year ended June 30, 2020, the Company had the following common stock transactions:

•	Sold 1,782,666 shares of its common stock for total cash proceeds of $393,000. Included with these issuances were warrants to purchase up to 4,939,635 shares at exercise prices of $0.50 and $2.50.

•	Issued 984,253 shares of its common stock with total value of $471,476 as compensation for salary, accounting, legal and advisory services.

•	Issued 400,000 shares of its common stock in exchange for convertible note payable with a value of $200,000 (see Note 7).

•	Issued 516,000 shares of its common stock upon exercise of warrants for $221,000 in cash.

•	Issued 53,333 shares of its common stock associated with the exercise of warrants for $16,000 for services.

•	Issued 430,000 shares of common stock for stock subscriptions of $170,000 received prior to June 30, 2019.

•	Issued a total of 704,668 shares of its common stock with a value of $207,000 for transactions with Radiant.

•	Issued 60,000 shares of common stock to replace lost shares.

2019 Stock Issuances

During the year ended June 30, 2019, the Company had the following common stock transactions:

•

Sold 951,600 shares of its common stock for total cash proceeds of $402,942. Included with these issuances were warrants to purchase up to 3,096,600 shares via warrants at exercise prices of $1.00 and $2.00.

•	Issued 59,100 shares of its common stock valued at $0.50 per share to four consultants as compensation for $29,550 in website, advertising, legal and advisory services.

Common Stock to be Issued

As of June 30, 2020 and 2019, the Company received payment for unissued capital stock resulting in 425,000 and 150,000 share of common stock to be issued for payments of $139,500 and $170,000, respectively.

Balance at July 1, 2018	$(142,500)
Received on subscription	170,000
Common stock certificates issued	142,500
Balance at June 30, 2019	170,000
Received on subscription	139,500
Common stock certificates issued	(170,000)
Balance at June 30, 2020	$139,500

Stock Purchase Warrants

Transactions in stock purchase warrants for the years ended June 30, 2020 and 2019 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2018	11,645,654	$1.04
Granted	3,010,000	1.51
Balance at June 30, 2019	14,655,654	1.14
Granted	5,567,137	1.40
Exercised – shares issued	(1,051,001)	0.44
Exercised – subscription received	(300,000)	0.30
Expired	(11,624,663)	1.12
Balance at June 30, 2020	7,047,135	$1.52

The composition of the Company’s warrants outstanding at June 30, 2020 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	350,000	1.00
0.50	393,333	1.01
1.00	2,540,651	0.79
1.50	20,000	1.25
2.00	3,592,000	1.30
2.50	151,151	0.52
	7,047,135	1.07

During the year ended June 30, 2020 and 2019, the Company issued warrants to purchase common shares in connection with a note payable to a related party (see Note 7). The fair value of the warrant was determined using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Exercise price	$1.00	$1.00 to $2.00
Expected term (in years)	1.00 years	0.75 years
Risk-free rate	0.13 to 0.18%	2.00%
Volatility	111 to 190%	233%
Dividend yield	-	-

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees directors, and consultants.

During the year ended June 30, 2020, pursuant the Company’s Option Plan, the Company granted 3,200,000 stock options with exercise prices of $0.10 and a term of five years. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $474,491 of which $189,797 was recognized in the year ended June 30, 2020. At June 30, 2020, compensation cost for non-vested options of $284,695 will be recognized over the next year.

Also, during the year ended June 30, 2020, the Company issued 100,000 stock options with an exercise price of $0.25 with a 5-year term in connection with a sale of shares of common stock for cash. The options vested upon issuance. The fair value of the options was $433 and was recognized in the year ended June 30, 2020.

Also, during the year ended June 30, 2020, the Company issued 400,000 stock options to a related party with an exercise price of $0.50 with a 5-year term. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of the options was $121,278 of which $48,511 was recognized in the year ended June 30, 2020.  At June 30, 2020, compensation cost for non-vested options of $72,767 will be recognized over the next year.

During the year ended June 30, 2019, pursuant the Company’s Option Plan, the Company granted 522,000 stock options with exercise prices ranging from $0.50 to $0.55 and a term of five years. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $650,717 of which $342,726 was recognized in the year ended June 30, 2019 and $307,991 was recognized in the year ended June 30, 2020.

Also during the year ended June 30, 2019, the Company issued 150,000 stock options with an exercise price of $0.50 for a 5-year term in lieu of interest payments for the note due on demand which vested upon issuance. The fair value of the options was $74,800 and was recognized as interest expense in the year ended June 30, 2019.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2020	2019
Trading price	$0.06 - $0.47	$0.50
Exercise price	$0.10 - $0.50	$0.50 - $0.55
Expected term (in years)	1.0 to 5.0	5.0
Risk-free rate	0.19% - 2.46%	2.43% to 2.57%
Volatility	97% - 174%	267%
Dividend yield	-	-

For options issued in the year ended June 30, 2020, the volatility rate is based on the Company’s volatility. For options issued in the year ended June 30, 2019, the volatility rate of the Company three similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the years ended June 30, 2020 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2018	-	-	-
Granted	1,455,000	$4.59	4.59
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2019	1,455,000	4.59	4.59
Granted	3,800,000	0.15	4.79
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2020	5,255,000	0.25	4.28

Vested, June 30, 2020	3,075,000	$0.33	3.98

At June 30, 2020, the intrinsic value of the outstanding options was $1,986,900.

Note 9 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2020 and 2019.

At December 31, 2020 and 2019, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at June 30, 2020 and 2019.

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	June 30, 2020	June 30, 2019
Federal statutory rates	$(546,098)	$(392,070)
Income tax adjustment
Expense not deductible in current period	306,567	-
Permanent difference	173	72,981
Valuation allowance against net deferred tax assets	239,358	319,089
Effective rate	$-	$-

At June 30, 2020, the Company had federal net operating loss carry forwards of approximately $567,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30, 2020	June 30, 2019

Operating loss carry forward	$567,346	$327,988
Valuation allowance	(567,346)	(327,988)
Net deferred income tax asset	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2018 through 2020 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Note 10 - Related Party Transactions

In addition to the notes payable described in Note 7, the Company had the following transactions with related parties:

•

During the year ended June 30, 2019, the Company issued shares and warrants to an investor with direct control over Insight in exchange for $250,000. Insight was a 50% partner of Optical Flow (see Note 5 and Note 7).

•

On September 11, 2019, the Company elected M. Richard Cutler, the Company’s corporate and securities counselor, as a member of its board of directors. During the year ended June 30, 2020, legal expense associated with Mr. Cutler’s services totaled $377,707 of which $165,000 was paid in the form of 330,000 shares of the Company’s common stock. At June 30, 2020, the Company has an account payable to Mr. Cutler of $76,817.

•

On June 1, 2020 the Company entered into an agreement with a related party and a third party for the primary purpose of procurement, financing, transportation, sale and disposition and related matters in personal protection equipment (PPE), and all such other business incidental thereto. Pursuant to the agreement, the related party and third party paid $2,000,000 for a deposit on PPE. The balance of the $2,000,000 is payable from net profits from the venture as follows: 43.5% to the Company, 43.5% to the related party and 13.0% to the third party. Subsequent to repayment of the $2,000,000, net profits are distributed 40% to the Company, 20% to the related party and 40% to the third party.

On June 1, 2020, a related party provided $277,000 for the purchase of PPE.  The related party agreed to convert $277,000 of such amount into common stock at $.25 per share.  As at June 30, 2020, the Company has recorded this as amount as a common stock payable.

Note 11 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. Total expense recognized under this agreement during the year ended June 30, 2020 was $70,855. At June 30, 2020, the Company has a balance of $27,000 payable and $6,000 worth of common stock.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the year ended June 30, 2020, compensation expense of $284,130 was recognized under this agreement. At June 30, 2020, the Company has a payable due to its CEO of $150,000. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 12 - Subsequent Events

Effective July 1, 2020, the Company agreed to change the conversion price and issue 800,000 shares of common stock to an accredited investor upon conversion of a $200,000 convertible note at $0.25 per share.

Effective July 7, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

Effective July 21, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of options at $0.30 per share.

On September 23, 2020 Eagle Equities LLC converted in full its outstanding convertible note with an original principal amount of $150,000, together with accrued and unpaid interest, into 469,623 shares of common stock.

Effective November 25, 2020, the Company’s chief executive officer converted $180,000 of unpaid salary into 515,000 shares of common stock.

Effective December 3, 2020, the Company issued 100,000 shares of common stock to an accredited investor for $20,000. Included with the purchase were 100,000 options to purchase common stock at $.20 per share exercisable for two years.

Effective December 15, 2020, the Company issued 612,000 shares of common stock to an accredited investor upon conversion of $153,000 in debt.

Effective January 15, 2021, the Company appointed Christopher Mulgrew as its Chief Financial Officer. As part of that engagement Mr. Mulgrew was issued an option to acquire 500,000 shares of the Company’s Common Stock at $0.45 per share pursuant to the terms of an Option Agreement as well as the terms of the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan (the “Plan”). Mr. Mulgrew’s right to acquire the Shares pursuant to the Option shall vest 20% immediately upon issuance of this option, and an additional 20% every three months thereafter. In the event Mr. Mulgrew is able to get all of the required periodic reports filed with the US Securities and Exchange Commission within 60 days of this Agreement, Mr. Mulgrew shall be issued an additional 25,000 options exercisable at $0.45 per share but not subject to vesting.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

At inception the Company engaged BF Borgers Certified Public Accountants (“BF Borgers”), to audit its financial statements for the period of inception to June 30, 2018, the fiscal year ended June 30, 2019 and the fiscal year ended June 30, 2020. During the period of inception through June 30, 2020 the Company has not had any disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BF Borger’s satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such periods.

During the period of inception through June 30, 2020 there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During the period of inception to June 30, 2020, the Company has not consulted with BF Borgers regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

The report of BF Borgers regarding the Company's financial statements for the fiscal year ended June 30, 2020 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)  Based on this evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting were not effective due to material weaknesses in our internal controls due to the limited segregation of duties.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsourced to a qualified consulting firm and we engaged a new provider.  We have subsequently replaced that provider with an internal accounting contractor.

We have also made the determination that we need to dedicate more of the company’s current and future financial resources to this function and have recently engaged a permanent Chief Financial Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	51	Chief Executive Officer and Director
Christopher Mulgrew	48	Chief Financial Officer
M. Richard Cutler	63	Director

Our Board of Directors consists of two members. All directors may be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Corby Marshall, Chief Executive Officer and Director

Corby Marshall is the founder, chief executive officer and director of Hawkeye Systems, Inc. since August 2019.  Before that, Mr. Marshall was the Chief Executive Officer of Hilltop Cybersecurity Inc. (CSE: CYBX) and the chief executive officer of Hilltop Security, Inc. starting in March 2017. Previously, Mr. Marshall was Senior Vice President of Alliances and Partnerships for AppOrbit; where he developed and led the go-to-market programs for all consulting, reseller, and solution partners. He previously led sales, consulting, marketing, and operations for several leading companies, including Metastorm (OpenText), Mercator (IBM), Niku and LabCorp. Corby is an expert at developing new programs and leading through transformational change; skills he honed during his service as an Airborne-qualified, Field Artillery Officer in the United States Army.  Mr. Marshall also speaks Portuguese.

Mr. Marshall is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Marshall’s military career included time in Kuwait, Somalia and various other deployment areas as a Field Artillery Officer specializing in 155mm self-propelled artillery units.

Christopher Mulgrew, Chief Financial Officer

Prior to joining Hawkeye Systems, Inc., Mr. Mulgrew performed contract CFO, mergers and acquisitions consulting for Gimmal, Inc., a private equity backed SaaS company. In 2019 and 2020 he was Chief Financial Officer for Panther Fluids Management, LLC, a Houston-based engineering and drilling fluids company. Prior to that Mr. Mulgrew ended his tenure at award-winning JEMSU, LLC in 2018 as Chief Executive Officer where he had served as Chief Financial Officer 2011-2017. He helped build JEMSU via multiple acquisitions and an aggressive organic growth strategy. In 2009 and 2010 Mr. Mulgrew was the Global Controller for the Shell Technology Ventures Fund, a $1.4 billion venture capital fund focused on upstream oil and gas technology companies. While at STV he served on the board of several portfolio companies including Prometheus Energy Group, Inc., ThruBit BV (acquired by Schlumberger), and Smartpipe Technologies. During 2009-2010 Mr. Mulgrew was Chief Operating Officer of Pacific Western Brewing Ltd., Canada's largest independent brewery and beverage company. Previously he led the IPO via reverse merger of Acro Energy Technologies Corp as Chief Financial Officer. Mr. Mulgrew earned an MBA from the top-ranked Jones Graduate School of Business at Rice University and holds a BBA in Accounting from Simon Fraser University in Canada. Christopher is also qualified as a Chartered Public Accountant in Canada and a Certified Public Accountant in the US and has completed executive programs at the London School of Business.

M. Richard Cutler, Director

Mr. Cutler founded Cutler Law Group in 1996. Mr. Cutler has practiced in the general corporate and securities area and international business transactions since his graduation from law school. Mr. Cutler is a graduate of Brigham Young University (B.A., magna cum laude, 1981); and Columbia University School of Law (J.D. 1984). While at Columbia, Mr. Cutler was honored as a Harlan Fiske Stone Scholar, was Managing Editor of the Columbia Journal of Law and Social Problems, received a Recognition of Achievement with Honors in Foreign and International Law, Parker School of Foreign and Comparative Law and was honored for best senior writing for "United States v. Ross: A Solution to the Automobile Container Dilemma?" published in the Columbia Journal of Law & Social Problems in 1983. Mr. Cutler was admitted to the State Bar of Texas in 1984 and the State Bar of California in 1990. After law school, Mr. Cutler joined Jones, Day, Reavis & Pogue where he practiced in the corporate, securities and mergers and acquisitions departments. Mr. Cutler subsequently spent five years in the corporate and securities department in the Dallas office of Akin, Gump, Strauss, Hauer & Feld. After moving to the west coast, Mr. Cutler was with the Los Angeles office of Kaye, Scholer, Fierman, Hayes & Handler, a New York based law firm, where he continued his corporate securities practice. I n 1991, Mr. Cutler founded the law firm of Horwitz, Cutler & Beam in Anaheim California, a general practice firm, where he managed the corporate and securities practice for five years. In 1996, Mr. Cutler formed Cutler Law Group in Newport Beach, California, a firm which specializes only in general business, corporate and securities law, as well as international business transactions. Cutler Law Group moved to Augusta, Georgia in September 2002, where he continued to practice law and operated The Club at Raes Creek, a first class swim, tennis and fitness club while continuing his legal practice in Augusta. From 2008 until 2010, Mr. Cutler was President and Chief Executive Officer of Sustainable Power Corp., a company in Baytown, Texas specializing in green energy technologies. Cutler Law Group moved to Houston, Texas in June 2009. Mr. Cutler has been admitted to the U.S. Federal District Courts, Central and Northern Districts of California, U.S. Federal District Court, Southern District of Texas, as well as the U.S. Court of Appeals, Ninth Circuit. Mr. Cutler is the author of "Comparative Conflicts of Law: Effectiveness of Contractual Choice of Forum," published in the Texas International Law Journal. Mr. Cutler is a Director of Nymox Pharmaceutical, Inc.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Until recently we have had a sole officer and director conducting all operations. We have recently expanded operations, the Board of Directors and the executive team. We anticipate adopting a formal Code of Ethics soon.

Family Relationships

No family relationships exist between any of our present directors and officers.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2020, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2019 and the fiscal year ended June 30, 2020 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods and
●	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Corby Marshall, Chief Executive Officer,	2019	180,000	0	0	74,789	254,789
Chief Financial Officer and Director	2020	180,000	0	0	148,399	328,399

*Mr. Marshall’s salary was accrued but unpaid for both years, and subsequent to the 2020 fiscal year end the compensation for 2019 was converted to 515,000 shares of common stock

Employment Agreements and Benefits

We currently do not currently provide any employee benefit or retirement programs. Our officers’ salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

On June 11, 2020, the Company entered into an employment agreement with its Chief Executive Officer, Corby Marshall (the “Marshall Employment Agreement”). The Marshall Employment Agreement provides that Mr. Marshall will serve as the Company’s chairman of the board, president and chief executive officer for a period of three years. Mr. Marshall will receive an annual base salary of $180,000 a bonus of up to 50% of his base salary and other employee benefits available generally to all employees or specifically to executives of the Company. Mr. Marshall is also entitled to receive an expense allowance, health insurance and an automobile allowance. Under the terms of the Marshall Employment Agreement, Mr. Marshall‘s employment may be terminated at any time for cause or change of Control of the company through ownership votes. Under the terms of the Marshall Employment Agreement, if Mr. Marshall’s employment terminates other than for cause, disability or death, he is entitled to continued payment of his then base salary for one year in one lump sum commencing on the date of severance with reimbursement of reimbursable accrued expenses and any employee accrued amounts.

Effective January 15, 2021, the Company entered into a consulting agreement with its Chief Financial Officer, Christopher Mulgrew (the “Mulgrew Consulting Agreement”). The Mulgrew Consulting Agreement provides that Mr. Mulgrew will serve as the Company’s Chief Financial Officer. Mr. Mulgrew will receive an annual base salary of $120,000 as well as a bonus of up to 50% of his base salary upon achieving certain objectives or a bonus of up to 90% of his base salary upon achieving alternative objectives. Mr. Mulgrew is also entitled to receive reimbursement of expenses and health insurance. Under the terms of the Mulgrew Consulting Agreement, Mr. Mulgrew’s engagement may be terminated at any time for cause or change of Control of the company through ownership votes.

We may also pay bonuses to our named executive officers and other employees at the discretion of the board of directors.

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)		Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
Corby Marshall	1,040,000	(2)	260,000	$0.10 to $0.55	2024-2025

(1)	Option awards under our 2019 Director’s, Officers, Employees and Consultants Stock Option Plan.

(2)	Vesting schedule: 20% immediately on issuance and 20% every three months thereafter.

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees directors, and consultants.

During the year ended June 30, 2020, pursuant the Company’s Option Plan, the Company granted 3,200,000 stock options with exercise prices of $0.10 and a term of five years. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $467,455 of which $182,982 was recognized in the year ended June 30, 2020. At June 30, 2020, compensation cost for non-vested options of $280,473 will be recognized over the next year.

Also, during the year ended June 30, 2020, the Company issued 100,000 stock options with an exercise price of $0.25 with a 5-year term in connection with a sale of shares of common stock for cash. The options vested upon issuance. The fair value of the options was $433 and was recognized in the year ended June 30, 2020.

Also, during the year ended June 30, 2020, the Company issued 400,000 stock options to a related party with an exercise price of $0.50 with a 5-year term. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of the options was $121,278 of which $48,511 was recognized in the year ended June 30, 2020. At June 30, 2020, compensation cost for non-vested options of $72,767 will be recognized over the next year.

During the year ended June 30, 2019, pursuant the Company’s Option Plan, the Company granted 522,000 stock options with exercise prices ranging from $0.50 to $0.55 and a term of five years. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $650,717 of which $342,726 was recognized in the year ended June 30, 2019 and $307,991 was recognized in the year ended June 30, 2020.

Also during the year ended June 30, 2019, the Company issued 150,000 stock options with an exercise price of $0.50 for a 5-year term in lieu of interest payments for the note due on demand which vested upon issuance. The fair value of the options was $74,800 and was recognized as interest expense in the year ended June 30, 2019.

In connection with his engagement with Hawkeye Systems Mr. Mulgrew was granted an option to acquire 500,000 shares of the Company’s Common Stock at $0.45 per share pursuant to the terms of the Option Agreement as well as the terms of the Company’s 2019 Directors, Officers, Employees and Consultants Stock Option Plan. Mr. Mulgrew’s right to acquire the Shares pursuant to the Option vests 20% immediately upon issuance of this option, and an additional 20% every three months thereafter. In the event Mr. Mulgrew is able to get all of the required periodic reports filed with the US Securities and Exchange Commission within 60 days of this Agreement, Mr. Mulgrew shall be issued an additional 25,000 options exercisable at $0.45 per share but not subject to vesting.

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

Compensation of Directors

We may reimburse our directors for expenses incurred in connection with attending board meetings.

We did not pay director's fees or other cash compensation for services rendered as a director in the fiscal year ended June 30, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 21, 2021, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is care of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after October 18, 2019 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	4,500,000	26.3%
Common Stock	M. Richard Cutler (2)	691,000	3.9%
Common Stock	Lucas Foster	600,000	3.6%
Common Stock	Christopher Mulgrew (3)	500,000	2.9%
Common Stock	Steve Hall(4)	1,356,669	8.2%
All Executive Officers and Directors as a Group (3 persons)		5,541,000	31.5%

_____________

(1) c/o Hawkeye Systems, Inc. Consists of 3,000,000 shares held by Mr. Marshall and 1,500,000 pursuant to options.

(2) c/o Cutler Law Group, P.C., 6575 West Loop South, Suite 500, Bellaire, TX 77401. Consists of 241,000 shares held by Mr. Cutler and 500,000 pursuant to options.

(3) Consists of options to purchase 500,000 shares of common stock.

(4) Mr. Hall also holds warrants exercisable for up to 2,075,330 shares of common stock but which are limited to exercise to no more than 4.99% of the Company’s common stock.

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

On June 1, 2020 the Company entered into an agreement with a related party and a third party for the primary purpose of procurement, financing, transportation, sale and disposition and related matters in personal protection equipment (PPE), and all such other business incidental thereto. Pursuant to the agreement, the related party and third party paid $2,000,000 for a deposit on PPE  The balance of the $2,000,000 is payable from net profits from the venture as follows: 43.5% to the Company, 43.5% to the related party and 13.0% to the third party. Subsequent to repayment of the $2,000,000, net profits are distributed 40% to the Company, 20% to the related party and 40% to the third party.

On June 1, 2020, a related party provided $277,000 for the purchase of PPE.  The related party agreed to convert $277,000 of such amount into common stock at $.25 per share.  As at June 30, 2020, the Company has recorded this as amount as a common stock payable.

Director Independence

Our directors are not "independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that Corby Marshall and M. Richard Cutler are not "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2019 and the fiscal year ended June 30, 2020 for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $37,060 and $65,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2019 and the fiscal year ended June 30, 2020 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal year ended June 30, 2019 and the fiscal year ended June 30, 2020 were $0 and $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2020. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of Registrant*
3.3	2019 Employees, Directors and Consultants Stock Option Plan
10.1	Joint Venture Agreement dated May 9, 2018*
10.2	Joint Venture Operating Agreement for Optical Flow, LLC dated August 1, 2018*
10.3	Exclusive License Agreement between Insight Engineering LLC and Optical Flow, LLC dated as of August 1, 2018*
10.4	Form of Subscription Agreement*
10.5	Form of Series A Warrant for $.15 stock issuance*
10.6	Form of Series B Warrant for $.15 stock issuance*
10.7	Form of Series C Warrant for $.15 stock issuance*
10.8	Form of Series D Warrant for $.15 stock issuance*
10.9	Form of Series A Warrant for $.50 stock issuance*
10.10	Form of Series B Warrant for $.50 stock issuance*
10.11	Corporate Development, Investor Relations and Advisory Agreement, dated as of August 1, 2019 between the Registrant and Stratcon Advisory and Tysadco Partners.
10.12	Stock Purchase Agreement dated as of September 19, 2019 among the Registrant, Radiant Images, Inc., Gianna Wolfe and Michael Mansouri
10.13	Secured Revolving Promissory Note dated April 26, 2019 from Radiant Images, Inc. in favor of Optical Flow, LLC
10.14	Security Agreement dated as of April 26, 2019 between Radiant Images, Inc. and Optical Flow, LLC.
10.15	Convertible Note dated January 22, 2019 between the Registrant and Jon Bakshi.
10.16	Securities Purchase Agreement dated as of March 17, 2020 by and between the Registrant and Eagle Equities, LLC
10,17	10% Convertible Redeemable Note dated as of March 17, 2020 due March 17, 2021 from the Registrant to Eagle Equities, LLC
10.18	Joint Venture Agreement dated as of May 20, 2020 among the Registrant, Eagle Equities LLC and Ikon Supplies.
10.19	Joint Venture Agreement dated as of June 1, 2020 between the Registrant and Steve Hall
10.20	Security Agreement dated as of July 17, 2020 among the Registrant, HIE LLC and Eagle Equities, LLC.
10.21	Profit Sharing Agreement dated as of September 10, 2020 among the Registrant and Ikon Supplies
10.22	Consulting Agreement dated as of January 15, 2021 among the Registrant and Christopher Mulgrew
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

February 1, 2021	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

February 1, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 1, 2021	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: February 1, 2021	/s/ M. Richard Cutler
M. Richard Cutler, Director

