Form 10-Q
period 2020-09-30
Hawkeye Systems, Inc.
filed 2021-02-26
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company
		☒	Non-accelerated filer	☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer’s classes of common equity as of February 23, 2021 was 16,649,659 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
ASSETS	(Unaudited)
Current assets:
Cash	$51,256	$911,747
Accounts receivable	49,471	47,656
Inventory, net	1,371,066	509,517
Prepaid expenses	19,879	6,667
Total current assets	1,491,672	1,475,587

Equipment, net	135	737
Note receivable - Radiant Images, Inc., net of allowance of $1,459,842	-	-
Total assets	$1,491,807	$1,476,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$517,410	$332,327
Convertible note payable, net of discount	-	137,625
Convertible note payable, net of discount - related party	224,204	211,305
Note payable - related parties	-	200,000
Common stock payable	9,000	6,000
Common stock payable - related parties	630,000	430,000
Total current liabilities	1,380,614	1,317,257

Total liabilities	1,380,614	1,317,257

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 15,837,659 and 14,828,036 shares issued and outstanding, respectively	1,584	1,483
Additional paid-in capital	6,934,597	4,527,925
Common stock to be issued - 60,000 and 425,000 shares, respectively	30,000	139,500
Accumulated deficit	(6,854,988)	(4,509,841)
Total stockholders’ equity	111,193	159,067
Total liabilities and stockholders’ equity	$1,491,807	$1,476,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019

Sales	$382,346	$-
Cost of sales	320,379	-
Gross profit	61,967	-

Operating expenses:
General and administrative	13,797	18,412
Management compensation	153,662	-
Professional fees	38,024	290,485
Professional fees - related party	139,340	-
Marketing	48,418	-
Write-down of inventory	40,164	-
Total operating expenses	433,405	308,897

Loss from operations	(371,438)	(308,897)

Other expense:
Interest expense	(26,833)	-
Interest expense - related party	(12,899)	-
Financing expense	(55,497)	-
Financing expense - related party	(1,508,211)	-
Loss on settlement of debt	(370,269)	-
Total other expense	(1,973,709)	-

Net loss	$(2,345,147)	$(308,897)

Net loss per common share - basic and diluted	$(0.15)	$(0.03)

Weighted average common shares outstanding - basic and diluted	15,562,663	11,164,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 30, 2020

				Common
			Additional	Stock
	Common Stock		Paid-in	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation – options	-	-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-			(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193

For the Three Months Ended September 30, 2019

				Common
			Additional	Stock
	Common Stock		Paid-in	To Be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, June 30, 2019	9,897,116	$990	$2,198,891	$170,000	$(1,909,373)	$460,508
Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	116	540,872	-	-	540,988
Warrants issued	617,333	-	7,511	-	-	7,511
Stock options	100,000	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,897)	(308,897)
Balance, September 30, 2019	12,285,782	$1,151	$2,789,730	$210,213	$(2,218,270)	$782,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,345,147)	$(308,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	602	603
Write-down of inventory	40,164	-
Loss on settlement of debt	370,269	-
Amortization of debt discount	25,274	-
Stock based compensation – options and warrant	1,682,863	-
Common stock issued and warrants exercised for services	-	260,000
Change in operating assets and liabilities:
Accounts receivable	(1,815)	-
Inventory	(901,713)	-
Prepaid expense	(13,212)	4,855
Accounts payable and accrued liabilities	211,724	(20,369)
Common stock payable	3,000	-
Net cash used in operating activities	(927,991)	(63,808)

Cash flows from investing activities:
Shares issued for Radiant Images, Inc. deposit	-	70,000
Investment in Radiant Images, Inc.	-	(114,000)
Net cash used in investing activities	-	(44,000)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	50,000
Proceeds from exercise of warrants	67,500	-
Stock subscription receivable		(2,787)
Stock subscriptions received	-	43,000
Net cash provided by financing activities	67,500	90,213

Net change in cash	(860,491)	(17,595)
Cash beginning of period	911,747	18,372
Cash end of period	$51,256	$777

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$525,978	$-
Reclassification from note payable related party to stock payable	$200,000	$-
Reclassification from common stock to be issued to common stock	$109,500	$-
Debt forgiveness	$20,932	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2020

Note 1 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2020, as filed with the SEC on February 1, 2021.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include useful lives of property and equipment, fair value assumptions used for stock-based compensation, and the valuation allowance on deferred tax assets.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services or goods. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no allowance for doubtful accounts at September 30, 2020 or June 30, 2020.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the three months ended September 30, 2020 and 2019, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	September 30,	September 30,
	2020	2019
Warrants	8,939,131	15,272,997
Options	5,255,000	772,000
Convertible notes	1,000,000	200,000
Total possible dilutive shares	15,194,131	16,244,997

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassification have no effect on previously reported results of operations or cash flows.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three month period ended September 30, 2020, the Company had a net loss of $2,345,147. As of September 30, 2020, the Company had an accumulated deficit of $6,854,988. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 – Inventory

Inventory at September 30, 2020 and June 30, 2020 consists of the following:

	September 30,	June 30,
	2020	2020

Finished goods	$1,537,230	$545,112
Goods in transit	-	90,405
Less: Obsolescence	(166,164)	(126,000)
Inventory, net	$1,371,066	$509,517

During the year ended June 30, 2020, the Company purchased inventory of $153,000 for issuance of common stock. As at September 30, 2020 and June 30, 2020, the Company recorded $153,000 common stock payable.

Note 4 – Advances to Radiant Images, Inc.

Note Receivable – Radiant Images, Inc.

In contemplation of the closing of the Radiant Agreement, the advance balance of $920,800 was formalized in a secured revolving promissory note (“Radiant Note)” dated April 26, 2019. Further advances to Radiant prior to the closing of the acquisition would increase the balance of the promissory note. The interest rate on the note was 12% and accrues daily on the outstanding balance and is collateralized by all of the assets of Radiant pursuant to a Security Agreement. The purchase price would be offset by the balance of the promissory note and interest upon closing. Through June 30, 2020, additional cash advances under the note receivable totaled $385,000 in equity-related transactions.

In April 2020, the Company received notice from Radiant of its intent to terminate the Radiant Agreement. As per terms of the agreement, the Radiant Note and related interest became due. The Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note and has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $337,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). Because of the ongoing litigation with Radiant, the Company recorded an allowance for note receivable of $1,305,800 and interest receivable of $154,042, during the year ended June 30, 2020. The Company has not calculated any additional interest or allowance for the three months ended September 30, 2020. Nevertheless, the Company intends to vigorously pursue the litigation and expects to fully collect these amounts from Radiant and/or its principals.

As of September 30, 2020 and June 30, 2020, note receivable and interest receivable are as follows:

	September 30,	June 30,
	2020	2020

Note receivable	$1,305,800	$1,305,800
Interest receivable	154,042	154,042
	1,459,842	1,459,842

Allowance for note receivable	(1,305,800)	(1,305,800)
Allowance for interest receivable	(154,042)	(154,042)
	$-	$-

Note 5 – Note Payable – Related Party

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

On June 13, 2020, the note matured, became due on demand and as a condition of maturity became convertible with a 40% discount to market price, but not lower than $1.00 per share.

On July 1, 2020, the Company and note holder agreed to convert the note of $200,000 into 800,000 shares of common stock and accrued interest of $20,932 was forgiven. As a result, the Company reclassed note payable – related party of $200,000 to common stock payable and recorded debt forgiveness of $20,932 as additional paid in capital.

Note 6 – Convertible Notes Payable

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

On August 4, 2020, the note of $150,000 and accrued interest of $5,708 were converted into 469,623 shares of common stock resulting in a loss of settlement of debt totaling $370,269.

During the three months ended September 30, 2020, amortization of $12,375 was recognized as interest expense. As of September 30, 2020 and June 30, 2020, the balance of the note payable is $0 and $150,000 less unamortized debt discount of $0 and $12,375, respectively. Interest expense of $1,958 was recognized on the convertible note during the three months ended September 30, 2020.

Convertible note – related party

On April 6, 2020, the Company issued convertible note payable of $250,000 with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. The convertible note is due on April 6, 2021. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loan of $250,000, the Borrower also granted to the Lender 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. The fair value of the options was $13,297 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2020. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $51,594, which is being amortized over the term of the note.

During the three months ended September 30, 2020, amortization of $12,899 was recognized as interest expense. As of September 30, 2020 and June 30, 2020, the balance of the note payable is $250,000 less unamortized debt discount of $25,796 and $38,695 or $224,204 and $211,305, respectively. Interest expense of $12,500 was recognized on the convertible notes during the three months ended September 30, 2020.

Note 7 – Common stock payable

As of September 30, 2020 and June 30, 2020, common stock payable are as follows:

	September 30,	June 30,
	2020	2020
Purchase of inventory – related party	$153,000	$153,000
Related parties	477,000	277,000
Commitments	9,000	6,000
	$639,000	$436,000

Note 8 – Stockholders’ Equity

Common Stock

During the three months ended September 30, 2020, the Company had the following common stock transactions:

•	Issued 469,623 shares of its common stock in exchange for conversion of debt and accrued interest of $525,978.
•	Issued 175,000 shares of its common stock associated with the exercise of warrants for $67,500.
•	Issued 365,000 shares of common stock for stock subscriptions of $109,500 received prior to June 30, 2020.

During the three months ended September 30, 2019 the Company had the following common stock transactions:

•

Effective July 3, 2019 the Company issued 333,333 shares to an accredited investor for $50,000. As part of the investment, the investor was also issued 333,333 warrants to purchase shares of common stock for two years at $.50 per share and 100,000 options to purchase shares of common stock for two years at $.25 per share

•	On July 19, 2019 the Company issued 260,000 shares to Michael Mansouri and 260,000 shares to Gianna Wolfe as consulting expense in connection with the acquisition of Radiant Images, Inc.
•

Effective July 28, 2019 the Company issued 200,000 shares to a related party in consideration for the payment of $50,000 to the Joint Venture, 80,000 shares to an accredited investor in consideration for $20,000 paid on behalf of the Joint Venture, and 22,000 shares to a related party for legal services valued at $11,000.

•	On August 2, 2019 the investor who acquired a note on January 22, 2019 converted that note to 400,000 shares of common stock.
•

Effective July 9, 2019 an investor subscribed to purchase: (i) 60,000 shares of common stock, and (ii) 60,000 Series C Warrants that are exercisable for 2 years from this date for an exercise price of $.50 per share. The purchase is at a price of $.25 per unit, for a total purchase price of $15,000, of which $2,787 was receivable at September 30, 2019.

•

On September 10, 2019 the Company sold 56,000 shares to an accredited investor for $28,000. Included with the purchase was warrants to 112,000 shares at $1.00 per year for two years and warrants to purchase 112,000 shares at $2.00 per year for two years.

Common Stock to be Issued

As of September 30, 2020 and June 30, 2020, the Company received payment for unissued capital stock resulting in 60,000 and 425,000 share of common stock to be issued for payments of $30,000 and $139,500, respectively.

Balance at June 30, 2020	139,500
Received on subscription	-
Common stock certificates issued	(109,500)
Balance at September 30, 2020	$30,000

Stock Purchase Warrants

Transactions in stock purchase warrants for the three months ended September 30, 2020 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2020	7,047,135	$1.52
Granted	2,178,996	$1.10
Exercised – shares issued	(175,000)	$0.39
Expired	(112,000)	$1.00
Balance at September 30, 2020	8,939,131	$1.57

The composition of the Company’s warrants outstanding at September 30, 2020 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	349,998	3,58
$0.50	1,059,999	2.53
$1.00	3,097,317	1.25
$1.50	20,000	1.00
$2.00	4,260,666	1.44
$2.50	151,151	0.27
	8,939,131	1.57

During the three months ended September 30, 2020, the Company issued 2,178,996 warrants to purchase common stock. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2020	Year ended June 30, 2020	Year ended June 30, 2019
Exercise price	$0.30 to 2.00	$1.00	$1.00 to $2.00
Expected term (in years)	0.04 – 2.00 years	1.00 years	0.75 years
Risk-free rate	0.12 – 0.17%	0.13 to 0.18%	2.00%
Volatility	440 - 660%	111 to 190%	233%
Dividend yield	-	-	-

During the three months ended September 30, 2020, $1,563,708 was expensed for the extension of warrants that had expired, of which $1,508,211 was to a related party.

Stock Options

During the three months ended September 30, 2020 and year ended June 30, 2020, 0 and 3,800,000 options were granted, respectively.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

June 30,
2020
Trading price	$0.06-$0.47
Exercise price	$0.10-$0.50
Expected term (in years)	1.0 to 5.0
Risk-free rate	0.19%-2.46
Volatility	97%-174
Dividend yield	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the three months ended September 30, 2020 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2020	5,255,000	$0.25	4.28
Granted	-	-	-
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2020	5,255,000	0.25	4.03

Vested, September 30, 2020	3,815,000	$0.29	3.86

During the three months ended September 30, 2020, $119,155 was expensed, of which $85,100 was to related parties, and as of September 30, 2020, $238,307 remains unamortized, of which $170,198 is with related parties.

At September 30, 2020, the intrinsic value of the 5,255,000 outstanding options was $1,424,127.

Note 9 – Related Party Transactions

As of September 30, 2020 and June 30, 2020, the Company recorded $277,000 in common stock payable to a related party investor.

Note 10 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. Total expense recognized under this agreement during the three months ended September 30, 2020 and 2019 was $6,000 and $12,000, respectively. As of September 30, 2020 and June 30, 2020, the Company had a balance of $30,000 and $27,000 in accounts payable and $9,000 and $6,000 worth of common stock payable, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the three months ended September 30, 2020, compensation expense of $30,000 was recognized under this agreement. As of September 30, 2020 and June 30, 2020, the Company has a payable due to its CEO of $30,000 and $150,000, respectively. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 11 – Subsequent Events

Effective November 25, 2020, the Company’s chief executive officer converted $180,000 of unpaid salary into 515,000 shares of common stock.

Effective December 3, 2020, the Company issued 100,000 shares of common stock to an accredited investor for $20,000. Included with the purchase were 100,000 options to purchase common stock at $0.20 per share exercisable for two years.

Effective December 15, 2020, the Company issued 612,000 shares of common stock to an accredited investor upon conversion of $153,000 in debt.

Effective December 15, 2020, the Company issued a 1 year convertible promissory note for $250,000. The promissory note incurs interest at 10%, if repaid within 90 days, and simple interest at 20% per annum thereafter. At the option of the holder this note is convertible at any time which is six months from the date of the issuance through the date which is one year from the date of issuance at a conversion price of $0.25 per share. Included with the convertible promissory note were 100,000 options to purchase common stock at $0.25 per share exercisable for two years.

On February 19, 2021, a related party advanced $1 million to the Company. The purpose of the advance is to purchase inventory to satisfy a customer order. The advance will be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2020 and 2019.

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

Results of Operations

Three Months Ended September 30, 2020 compared to three months ended September 30, 2019

We had operating revenues of $382,346 for the three months ended September 30, 2020 compared with no revenues for the comparable period in 2019. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans. During the three months ended September 30, 2020, we raised approximately $67,500 from the exercise of warrants.

Total operating expenses in the three month period ended September 30, 2020 were $433,405 compared to $308,897 in the comparable period in 2019. The operating loss for the three months ended September 30, 2020, is principally the result of management compensation paid in connection with the Company’s operations, together with legal and professional fees and marking expenses. For the three months ended September 30, 2019, operating losses were primarily from professional fees of $290,485.

Our financial statements reflect a net loss of $2,345,147 for the three month period ended September 30, 2020 compared to a net loss of $308,897 for the comparable period in 2019. This net loss again reflects management compensation and legal and professional expenses during the periods and a non-operating expense of $1.5 million, which related to the issuance of warrants in the three months ended September 30, 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020 and June 30, 2020, respectively.

	September 30,	June 30,
	2020	2020	Change
Cash	$51,256	$911,747	$(860,491)
Current assets	$1,491,672	$1,475,587	$16,085
Current liabilities	$1,380,614	$1,317,257	$63,357
Working Capital	$111,058	$158,330	$(47,272)

Our cash balance at September 30, 2020 was $51,256. We continue to raise funds from the sale of equity securities to investors, exercises of warrants and through issuance of notes. Beginning in early 2020, we also commenced the receipt of revenues from sales of our PPE products. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2021. We will require additional funding for our ongoing operations.

We intend to raise funds through private placements and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through private offerings or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the fiscal year ending June 30, 2021, we believe we will be able to obtain funding from private investment firms and/or lenders, if necessary, but have no agreement in writing.

We are an emerging growth company and have generated limited revenue to date. Under a limited operations scenario to maintain our corporate existence, we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation in private offerings or through alternative financings to implement our complete business plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Cash Flows

	Three months ended
	September 30,		Change
	2020	2019	Amount
Cash flows (used in) operating activities	$(927,991)	$(63,808)	$(864,183)
Cash flows (used in) investing activities	-	(44,000)	44,000
Cash flows provided by financing activities	67,500	90,213	(22,713)
Net change in cash during period	$(860,491)	$(17,595)	$(842,896)

Cash Flow from Operating Activities

As of September 30, 2020, we had not generated positive cash flow from operating activities. For the three months ended September 30, 2020, net cash flows used by operating activities was $928,000 compared to $64,000 used during the three months ended September 30, 2019. Cash flows used by operating activities for the three months ended September 30, 2020, comprised of a net loss of $2.4 million, which was reduced by non-cash expenses of $2.1 million, primarily from $1.7 million for stock based compensation for depreciation, and was increased by a net change in working capital of $662,000.

Cash flows used in operating activities for the three months ended September 30, 2019, comprised of a net loss of $309,000, which was reduced by non-cash expenses of $261,000, for $603 depreciation and $260,000 for stock-based compensation and a net change in working capital of $15,000.

Cash Flows from Investing Activities

During the three months ended September 30, 2020, we did not use cash for investing activities. During the three months ended September 30, 2019, we used $44,000 for the investment in Radiant Images, Inc.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the three months ended September 30, 2020, net cash provided by financing activities was $67,500, consisting of the proceeds from the exercise of warrants. For the three months ended September 30, 2019, net cash provided by financing activities was $90,000, consisting mostly of proceeds from the sale of shares of our common stock $50,000 and stock subscriptions received of $43,000.

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

Because of the COVID-19 pandemic, the Company has focused on pandemic management products and services.

The Company has continued its focus on sourcing and delivering other PPE products, including without limitation masks, nitrile gloves, gowns, and sanitizer. The Company has numerous transactions in progress and anticipates significant additional sales of PPE products during 2021.

Material Commitments

As of the date of this Current Report, we do not have any material commitments.

Purchase of Significant Equipment

While we maintain some inventory of PPE products, we do not intend to purchase any significant equipment during the next twelve months.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. GAAP. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options and financing expenses for warrants. The fair values of options and warrants are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model. The specific quantitative variables are included in the notes to the consolidated financial statements.

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For our critical accounting policies and estimates for “Revenue Recognition” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and two directors at that time, concluded that, as of September 30, 2020, our internal control over financial reporting were not effective.

In response to that assessment we made a determination that accounting and financial reporting services which were outsourced to a consulting firm were insufficient. As a consequence, we made the determination that we need to dedicate more of the company’s current and future financial resources to this function and in January 2021 we engaged a Chief Financial Officer.

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

Effective July 7, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of warrants at $0.30 per share.

Effective July 21, 2020, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of warrants at $0.30 per share.

On September 23, 2020 Eagle Equities LLC converted in full its outstanding convertible note with an original principal amount of $150,000, together with accrued and unpaid interest, into 469,623 shares of common stock.

Effective November 25, 2020, the Company’s chief executive officer converted $180,000 of unpaid salary into 515,000 shares of common stock.

Effective December 3, 2020, the Company issued 100,000 shares of common stock to an accredited investor for $20,000. Included with the purchase were 100,000 warrants to purchase common stock at $.20 per share exercisable for two years.

Effective December 15, 2020, the Company issued 612,000 shares of common stock to an accredited investor upon conversion of $153,000 in debt.

The proceeds of these sales were utilized in operations and for PPE purchases and sales.

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

Hawkeye Systems, Inc.

Date: February 26, 2021	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: February 26, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

