Form 10-Q
period 2020-12-31
Hawkeye Systems, Inc.
filed 2021-03-09
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 8, 2021 was 17,164,659 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
ASSETS	(Unaudited)
Current assets:
Cash	$250,410	$911,747
Accounts receivable	540	47,656
Inventory, net	1,371,066	509,517
Prepaid expenses	14,106	6,667
Total current assets	1,636,122	1,475,587

Equipment, net	-	737
Note receivable - Radiant Images, Inc., net of allowance of $1,459,842	-	-
Total assets	$1,636,122	$1,476,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$426,560	$332,327
Convertible note payable, net of discount	-	137,625
Convertible note payable, net of discount - related party	379,155	211,305
Note payable - related parties	-	200,000
Common stock payable	9,000	6,000
Common stock payable - related party	477,000	430,000
Total current liabilities	1,291,715	1,317,257

Total liabilities	1,291,715	1,317,257

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 17,064,659 and 14,828,036 shares issued and outstanding, respectively	1,706	1,483
Additional paid-in capital	7,524,390	4,527,925
Common stock to be issued - 60,000 and 425,000 shares, respectively	30,000	139,500
Accumulated deficit	(7,211,689)	(4,509,841)
Total stockholders’ equity	344,407	159,067
Total liabilities and stockholders’ equity	$1,636,122	$1,476,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales	$-	$-	$382,346	$-
Cost of sales	-	-	320,379	-
Gross profit	-	-	61,967	-

Operating expenses:
General and administrative	8,482	4,676	22,279	23,088
Management compensation	187,624	-	341,286	-
Professional fees	17,480	44,320	55,404	298,415
Professional fees - related party	70,740	210,000	210,180	246,390
Marketing	34,871	7,470	83,289	7,470
Write-down of inventory	-	-	40,164	-
Total operating expenses	319,197	266,466	752,602	575,363

Loss from operations	(319,197)	(266,466)	(690,635)	(575,363)

Other expense:
Interest income	-	79,369	-	79,369
Interest expense	-	(10,000)	(14,333)	(10,000)
Interest expense - related party	(37,504)	-	(62,903)	-
Financing expense	-	-	(55,497)	-
Financing expense - related party	-	-	(1,508,211)	-
Loss on settlement of debt	-	-	(370,269)	-
Total other expense	(37,504)	69,369	(2,011,213)	69,369

Net loss	$(356,701)	$(197,097)	$(2,701,848)	$(505,994)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.17)	$(0.04)
Weighted average common shares outstanding - basic and diluted	16,194,261	11,834,208	15,905,168	11,494,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six Months Ended December 31, 2020

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation – options	-	-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-			(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193
Common shares issued for stock to be issued		-			-	-
Common stock issued exchanged for common stock payable	612,000	61	152,939	-	-	153,000
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common shares issued for settlement of debt	515,000	51	179,949	-	-	180,000
Stock based compensation – options		-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	-	-	-	-
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss		-		-	(356,701)	(356,701)
Balance, December 31, 2020	17,064,659	$1,706	$7,524,390	$30,000	$(7,211,689)	$344,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended December 31, 2019

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	To Be Issued	Deficit	Equity
Balance, June 30, 2019	9,897,116	$990	$2,198,891	$170,000	$(1,909,373)	$460,508
Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	122	540,866	-	-	540,988
Warrants issued	-	-	7,511	-	-	7,511
Stock options	-	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,897)	(308,897)
Balance, September 30, 2019	11,568,449	$1,157	$2,789,724	$210,213	$(2,218,270)	$782,824
Common stock issued for cash	50,000	5	49,797	-	-	49,802
Common stock issued as compensation	366,400	36	183,164	-	-	183,200
Common stock issued as financing	100,000	10	49,990	-	-	50,000
Warrant issued for services	-	-	198	-	-	198
Warrants exercised	46,000	5	51,995	-	-	52,000
Stock subscription received	-	-	-	(50,000)	-	(50,000)
Warrant subscription received	-	-	-	154,000	-	154,000
Stock subscription receivable	-	-	-	2,787	-	2,787
Net loss	-	-	-	-	(197,097)	(197,097)
Balance, December 31, 2019	12,130,849	$1,213	$3,124,868	$317,000	$(2,415,367)	$1,027,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,701,848)	$(505,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	737	1,205
Write-down of inventory	40,164	-
Loss on settlement of debt	370,269	-
Amortization of debt discount	47,985	-
Stock based compensation – options and warrant	1,802,018	467,101
Common stock issued and warrants exercised for services	-	-
Change in operating assets and liabilities:
Accounts receivable	47,116	-
Inventory	(901,713)	-
Prepaid expense	(7,439)	4,855
Interest receivable	-	(79,369)
Accounts payable and accrued liabilities	300,874	(6,393)
Common stock payable	3,000	-
Net cash used in operating activities	(998,837)	(118,595)

Cash flows from investing activities:
Shares issued for Radiant Images, Inc. deposit	-	70,000
Note receivable Radiant Images, Inc.	-	(1,188,000)
Investment in Radiant Images, Inc.	-	920,000
Net cash used in investing activities	-	(198,000)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	20,000	100,000
Net proceeds from convertible note - related party	250,000	-
Proceeds from exercise of warrants	67,500	52,000
Stock subscription receivable	-	-
Stock subscriptions received	-	147,000
Net cash provided by financing activities	337,500	299,000

Net change in cash	(661,337)	(17,595)
Cash beginning of period	911,747	18,372
Cash end of period	$250,410	$777

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$535,978	$-
Common stock issued for accrued salary	$180,000	$-
Common stock issued exchanged for common stock payable	$153,000	$-
Beneficial conversion feature	$117,760	$-
Reclassification from note payable related party to stock payable	$200,000	$-
Reclassification from common stock to be issued to common stock	$109,500	$-
Debt forgiveness	$20,932	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC. NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2020

Note 1 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2020, as filed with the SEC on February 1, 2021.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include useful lives of property and equipment, fair value assumptions used for stock-based compensation, valuation of beneficial conversion feature on convertible notes and the valuation allowance on deferred tax assets.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services or goods. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no allowance for doubtful accounts at December 31, 2020 or June 30, 2020.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the six months ended December 31, 2020 and 2019, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31,	December 31,
	2020	2019
Warrants	9,039,131	15,272,997
Options	5,355,000	772,000
Convertible notes	2,000,000	200,000
Total possible dilutive shares	16,394,131	16,244,997

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassification has no effect on previously reported results of operations or cash flows.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six month period ended December 31, 2020, the Company had a net loss of $2,701,848. As of December 31, 2020, the Company had an accumulated deficit of $7,211,689. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 – Inventory

Inventory at December 31, 2020 and June 30, 2020 consists of the following:

	December 31,	June 30,
	2020	2020

Finished goods	$1,537,230	$545,112
Goods in transit	-	90,405
Less: Obsolescence	(166,164)	(126,000)
Inventory, net	$1,371,066	$509,517

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

In April 2020, the Company received notice from Radiant of its intent to terminate the Radiant Agreement. As per terms of the agreement, the Radiant Note and related interest became due. The Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note and has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $337,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). Because of the ongoing litigation with Radiant, the Company recorded an allowance for note receivable of $1,305,800 and interest receivable of $154,042, during the year ended June 30, 2020. The Company has not calculated any additional interest or allowance for the six months ended December 31, 2020. Nevertheless, the Company intends to vigorously pursue the litigation and expects to fully collect these amounts from Radiant and/or its principals.

As of December 31, 2020 and June 30, 2020, note receivable and interest receivable are as follows:

	December 31,	June 30,
	2020	2020

Note receivable	$1,305,800	$1,305,800
Interest receivable	154,042	154,042
	1,459,842	1,459,842

Allowance for note receivable	(1,305,800)	(1,305,800)
Allowance for interest receivable	(154,042)	(154,042)
	$-	$-

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

On July 1, 2020, the Company and note holder agreed to convert the note of $200,000 into 800,000 shares of common stock and accrued interest of $20,932 was forgiven. As a result, the Company reclassed note payable – related party of $200,000 to common stock payable – related party and recorded debt forgiveness of $20,932 as additional paid in capital.

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

During the six months ended December 31, 2020, amortization of $12,375 was recognized as interest expense. As of December 31, 2020 and June 30, 2020, the balance of the note payable is $0 and $150,000 less unamortized debt discount of $0 and $12,375, to net $0 and $137,625, respectively. Interest expense of $1,958 was recognized on the convertible note during the six months ended December 31, 2020.

Convertible notes – related party

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

On December 15, 2020, the Company issued convertible note payable of $250,000 with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. The convertible note is due on December 15, 2021. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loan of $250,000, the Borrower also granted to the Lender 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. The fair value of the options was $46,380 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2020. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $117,760, which is being amortized over the term of the note.

During the six months ended December 31, 2020, amortization of $35,610 was recognized as interest expense. As of December 31, 2020 and June 30, 2020, the balance of the notes payable is $500,000 and $250,000 less unamortized debt discount of $120,845 and $38,695, to net $379,155 and $211,305, respectively. Interest expense of $27,803 was recognized on the convertible notes during the six months ended December 31, 2020.

Note 7 – Common stock payable

As of December 31, 2020 and June 30, 2020, common stock payable are as follows:

	December 31,	June 30,
	2020	2020
Purchase of inventory – related party	$-	$153,000
Related parties	477,000	277,000
Commitments	9,000	6,000
	$486,000	$436,000

Note 8 – Stockholders’ Equity

Common Stock

During the six months ended December 31, 2020, the Company had the following common stock transactions:

•	Issued 469,623 shares of common stock in exchange for conversion of debt and accrued interest of $525,978.
•	Issued 175,000 shares of common stock associated with the exercise of warrants for $67,500.
•	Issued 365,000 shares of common stock for stock subscriptions of $109,500 received prior to June 30, 2020.
•	Issued 515,000 shares of common stock in exchange for settlement of $180,000 in accrued salary to our CEO.
•

Issued 100,000 units consisting of: (i) 100,000 shares of common stock, and (ii) 100,000 options that are exercisable for 2 years for an exercise price of $0.25 per share. The purchase was at $0.20 per unit, for a total purchase price of $20,000.

•	Issued 612,000 shares of common stock for common stock payable of $153,000

During the six months ended December 31, 2019 the Company had the following common stock transactions:

Stock Issuances

●	Effective July 3, 2019 the Company issued 333,333 shares to an accredited investor for $50,000. As part of the investment, the investor was also issued 333,333 warrants to purchase shares of common stock for two years at $.50 per share and 100,000 options to purchase shares of common stock for two years at $.25 per share

●	On July 19, 2019 the Company issued 260,000 shares to Michael Mansouri and 260,000 shares to Gianna Wolfe as consulting expense in connection with the acquisition of Radiant Images, Inc.

●	Effective July 28, 2019 the Company issued 200,000 shares to a related party in consideration for the payment of $50,000 to the Joint Venture, 80,000 shares to an accredited investor in consideration for $20,000 paid on behalf of the Joint Venture, and 22,000 shares to a related party for legal services valued at $11,000.

●	On August 2, 2019 the investor who acquired a note on January 22, 2019 converted that note to 400,000 shares of common stock.

●	On October 9, 2019 the Company issued 18,400 shares for accounting services, 18,000 shares for corporate development, investment advisory and investor relations services and 330,000 shares to a related party for legal services and services as a director of the Company. The shares were valued at $183,200.

●	On October 11, 2019 the Company issued 6,000 shares upon exercise of warrants to an accredited investor.

●	On October 17, 2019 the Company issued 100,000 shares as additional consideration for a convertible note issued to an accredited investor.

●	On October 22nd, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

Stock Subscription Received

●	Effective July 9, 2019 an investor subscribed to purchase: (i) 60,000 shares of common stock, and (ii) 60,000 Series C Warrants that are exercisable for 2 years from this date for an exercise price of $.50 per share. The purchase is at a price of $.25 per unit, for a total purchase price of $15,000, of which $2,787 was receivable at September 30, 2019. The 60,000 shares were issued on January 23, 2020.

●	On September 10, 2019 the Company sold 56,000 shares to an accredited investor for $28,000. Included with the purchase was warrants to 112,000 shares at $1.00 per year for two years and warrants to purchase 112,000 shares at $2.00 per year for two years.

●	On September 13, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included in the purchase was warrants to 40,000 shares at $1.00 per share for one year and warrants to purchase 40,000 at $2.00 per share for two years.

●	On October 1, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.50 per year for two years and warrants to purchase 20,000 shares at $2.50 per year for one year.

●	On September 10, 2019 the Company sold 20,000 shares to an accredited investor for $10,000. Included with the purchase was warrants to 20,000 shares at $1.00 per year for two years and warrants to purchase 20,000 shares at $2.00 per year for two years.

●	On October 9, 2019 the Company issued 380,000 shares upon exercise of warrants to an accredited investor.

●	On October 17, 2019 the Company sold 40,000 shares to an accredited investor for $20,000. Included with the purchase was warrants to purchase 40,000 shares at $1.00 per share for one year.

●	On October 22, 2019 the Company sold 50,000 shares to an accredited investor for $50,000. Included with the purchase was warrants to purchase 50,000 shares at $2.00 per share for two years.

●	On November 21, 2019 the Company issued 40,000 shares upon exercise of warrants to an accredited investor.

Common Stock to be Issued

As of December 31, 2020 and June 30, 2020, the Company received payment for unissued capital stock resulting in 60,000 and 425,000 shares of common stock to be issued for payments of $30,000 and $139,500, respectively.

Balance at June 30, 2020	$139,500
Received on subscription	-
Common stock certificates issued	(109,500)
Balance at December 31, 2020	$30,000

Stock Purchase Warrants

Transactions in stock purchase warrants for the six months ended December 31, 2020 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2020	7,047,135	$1.52
Granted	2,278,996	$1.06
Exercised – shares issued	(175,000)	$0.39
Expired	(112,000)	$1.00
Balance at December 31, 2020	9,039,131	$1.32

The composition of the Company’s warrants outstanding at December 31, 2020 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	1.92
$0.30	349,998	3.33
$0.50	1,059,999	2.28
$1.00	3,097,317	1.00
$1.50	20,000	0.75
$2.00	4,260,666	1.19
$2.50	151,151	0.02
	9,039,131	1.32

During the six months ended December 31, 2020, the Company issued 2,278,996 warrants to purchase common stock. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended December 31, 2020	Year ended June 30, 2020
Exercise price	$0.30 to 2.00	$1.00
Expected term (in years)	0.04 – 2.00 years	1.00 years
Risk-free rate	0.12 – 0.17%	0.13 to 0.18%
Volatility	440 - 660%	111 to 190%
Dividend yield	-	-

During the six months ended December 31, 2020, $1,563,708 was expensed for the extension of warrants that had expired, of which $1,508,211 was to a related party.

Stock Options

During the six months ended December 31, 2020 and year ended June 30, 2020, 0 and 3,800,000 options were granted, respectively.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,	June 30,
	2020	2020
Trading price	$0.55	$0.06-$0.47
Exercise price	$0.25	$0.10-$0.50
Expected term (in years)	1.0	1.0 - 5.0
Risk-free rate	0.09%	0.19% - 2.46%
Volatility	235%	97% - 174%
Dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the six months ended December 31, 2020 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2020	5,255,000	$0.25	4.28
Granted	100,000	0.25	2.00
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2020	5,355,000	0.25	3.75

Vested, December 31, 2020	4,635,000	$0.27	3.67

During the six months ended December 31, 2020, $238,310 was expensed, of which $170,200 was to related parties, and as of December 31, 2020, $119,152 remains unamortized, of which $85,098 is with related parties.

At December 31, 2020, the intrinsic value of the 5,355,000 outstanding options was $1,160,750.

Note 9 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. Total expense recognized under this agreement during the six months ended December 31, 2020 and 2019 was $6,000 and $12,000, respectively. As of December 31, 2020 and June 30, 2020, the Company had a balance of $30,000 and $27,000 in accounts payable and $9,000 and $6,000 worth of common stock payable, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the six months ended December 31, 2020, compensation expense of $30,000 was recognized under this agreement. As of December 31, 2020 and June 30, 2020, the Company has a payable due to its CEO of $30,000 and $150,000, respectively. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 10 – Subsequent Events

On February 19, 2021, a related party advanced $1 million to the Company. The purpose of the advance is to purchase inventory to satisfy a customer order. The advance will be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction.

The Company issued 40,000 shares of common stock, to a related party, for consulting services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three and six months ended December 31, 2020 and 2019.

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

Results of Operations

Three Months Ended December 31, 2020 compared to three months ended December 31, 2019

We had no revenues for the three months ended December 31, 2020 compared with no revenues for the comparable period in 2019. Our activities have been financed by the proceeds of share subscriptions and loans.

Total operating expenses in the three month period ended December 31, 2020 were $319,197 compared to $266,466 in the comparable period in 2019. The operating loss for the three months ended December 31, 2020, is principally the result of management compensation paid in connection with the Company’s operations, together with legal and professional fees and marketing expenses. For the three months ended December 31, 2019, operating losses were primarily from professional fees of $254,320.

Our financial statements reflect a net loss of $356,701 for the three month period ended December 31, 2020 compared to a net loss of $197,097 for the comparable period in 2019. This net loss again reflects management compensation and legal and professional expenses during the periods and a non-operating expense of $37,504, which related to interest expense in the three months ended December 31, 2020.

Six Months Ended December 31, 2020 compared to six months ended December 31, 2019

We had operating revenues of $382,246 for the six months ended December 31, 2020 compared with no revenues for the comparable period in 2019. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans.

Total operating expenses in the six month period ended December 31, 2020 were $752,602 compared to $575,363 in the comparable period in 2019. The operating loss for the six months ended December 31, 2020, is principally the result of management compensation paid in connection with the Company’s operations, together with legal and professional fees and marketing expenses. For the six months ended December 31, 2019, operating losses were primarily from professional fees of $544,805 (primarily from warrants and commons shares issued for services).

Our financial statements reflect a net loss of $2,701,848 for the six month period ended December 31, 2020 compared to a net loss of $505,994 for the comparable period in 2019. This net loss again reflects management compensation and legal and professional expenses during the periods and a non-operating expenses of $2,011,213, which related primarily to financing expenses for the issuances of common stock warrants and loss on settlement of debt in the six months ended December 31, 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and June 30, 2020, respectively.

	December 31,	June 30,
	2020	2020	Change	%
Cash	$250,410	$911,747	$(661,337)	(72.5)%
Current assets	$1,636,122	$1,475,587	$160,535	10.9%
Current liabilities	$1,291,715	$1,317,257	$(25,542)	(1.9)%
Working Capital	$344,407	$158,330	$186,077	117.5%

Our cash balance at December 31, 2020 was $250,410. We continue to raise funds from the sale of equity securities to investors, exercises of warrants and through issuance of notes. Beginning in early 2020, we also commenced the receipt of revenues from sales of our PPE products. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2021. We will require additional funding for our ongoing operations.

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

Cash Flows

	Three months ended
	December 31,		Change
	2020	2019	Amount	%
Cash flows (used in) operating activities	$(998,837)	$(118,595)	$(880,242)	742.2%
Cash flows (used in) investing activities	-	(198,000)	198,000	(100.0)%
Cash flows provided by financing activities	337,500	299,000	38,500	12.9%
Net change in cash during period	$(661,337)	$(17,595)	$(643,742)	3,658.7%

Cash Flow from Operating Activities

As of December 31, 2020, we had not generated positive cash flow from operating activities. For the six months ended December 31, 2020, net cash flows used by operating activities was $998,837 compared to $118,595 used during the six months ended December 31, 2019. Cash flows used by operating activities for the six months ended December 31, 2020, comprised of a net loss of $2.7 million, which was reduced by non-cash expenses of $2.3 million, primarily from $1.8 million for stock based compensation and $370,000 for loss on settlement of debt, and was increased by a net change in working capital of $558,000.

Cash flows used in operating activities for the six months ended December 31, 2019, comprised of a net loss of $506,000, which was reduced by non-cash expenses of $468,000, for $1,205 for depreciation and $467,000 for stock-based compensation and a net change in working capital of $81,000.

Cash Flows from Investing Activities

During the six months ended December 31, 2020, we did not use cash for investing activities. During the six months ended December 31, 2019, we used $198,000 for the investment in Radiant Images, Inc.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the six months ended December 31, 2020, net cash provided by financing activities was $337,500, consisting of the proceeds from the exercise of warrants of $67,500, proceeds from convertible note $250,000, and $20,000 from the sale of common stock units. For the six months ended December 31, 2019, net cash provided by financing activities was $299,000, consisting mostly of proceeds from the sale of shares of our common stock unites $100,000, proceeds from the exercise of common stock warrants of $52,000 and stock subscriptions received of $147,000.

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

For our critical accounting policies and estimates for “Revenue Recognition” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and two directors at that time, concluded that, as of December 31, 2020, our internal control over financial reporting were not effective.

In response to that assessment we made a determination that accounting and financial reporting services which were outsourced to a consulting firm were insufficient. As a consequence, we made the determination that we need to dedicate more of the company’s current and future financial resources to this function and in January 2021 we engaged a Chief Financial Officer.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending December 31, 2020 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective December 3, 2020, the Company issued 100,000 shares of common stock to an accredited investor for $20,000. Included with the purchase were 100,000 warrants to purchase common stock at $0.20 per share exercisable for two years.

Effective December 15, 2020, the Company issued 612,000 shares of common stock to an accredited investor upon conversion of $153,000 in debt.

Effective February 1, 2021 the Company issued 500,000 shares of common stock to its Chief Executive Officer as a compensation bonus.

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

Hawkeye Systems, Inc.

Date: March 9, 2021	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: March 9, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

