Form 10-K/A
period 2020-06-30
Hawkeye Systems, Inc.
filed 2021-04-14
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 to  the periodic report on Form 10-K for the period ended June 30, 2020 is filed to respond to a request for further conclusions as to disclosure controls and procedures in Item 9A.

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

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  In our review, we sought to find potential for material weaknesses in our financial controls, which is defined as a deficiency, or combination of deficiencies, in our accounting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, which include a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, internal control over financial reporting may not prevent or detect misstatement, whether unintentional errors or fraud. s. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809.  In such evaluation, Mr. Marshall assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation.  Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of June 30, 2020, our internal controls over financial reporting were not effective due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsourced to a qualified consulting firm and we immediately engaged a new financial services provider.  We subsequently replaced that provider with an internal accounting contractor.

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

Changes in Internal Control over Financial Reporting. Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2)c/o Cutler Law Group, P.C., 6575 West Loop South, Suite 500, Bellaire, TX 77401. Consists of 241,000 shares held by Mr. Cutler and 500,000 pursuant to options.

(3)Consists of options to purchase 500,000 shares of common stock.

(4)Mr. Hall also holds warrants exercisable for up to 2,075,330 shares of common stock but which are limited to exercise to no more than 4.99% of the Company’s common stock.

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

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

April 13, 2021	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

April 13, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2021	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: April 13, 2021	/s/ M. Richard Cutler
M. Richard Cutler, Director

