Form 10-Q/A
period 2020-12-31
Hawkeye Systems, Inc.
filed 2021-04-14
CIK 1750777

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

EXPLANATORY NOTE:

This Amendment No. 1 to  the periodic report on Form 10-Q for the period ended December 31, 2020 is filed to respond to a request for further conclusions as to disclosure controls and procedures in Item 4.

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

Based on this evaluation, our management concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

