Form 10-Q
period 2021-03-31
Hawkeye Systems, Inc.
filed 2021-05-13
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-227029

Hawkeye Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6605 Abercorn, Suite 204

Savannah, GA 31405

(Address of principal executive offices)

(912) 388-6720

(Registrants telephone number, including area code)

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 11, 2021 was 17,921,148 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$101,474	$911,747
Accounts receivable	80,600	47,656
Inventory, net	396,978	509,517
Prepaid expenses	8,333	6,667
Deposit	1,000,000	-
Total current assets	1,587,385	1,475,587

Equipment, net	-	737
Note receivable - Radiant Images, Inc., net of allowance of $1,459,842	-	-
Total assets	$1,587,385	$1,476,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$195,216	$332,327
Convertible note payable, net of discount	-	137,625
Convertible note payable, net of discount - related party	421,493	211,305
Note payable - related party	-	200,000
Inventory financing payable - related party	1,000,000	-
Common stock payable	9,000	6,000
Common stock payable - related party	477,000	430,000
Total current liabilities	2,102,709	1,317,257

Long-term liabilities:
PPP loan	16,983	-
Total liabilities	2,119,692	1,317,257

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 17,664,659 and 14,828,036 shares issued and outstanding, respectively	1,766	1,483
Additional paid-in capital	7,826,481	4,527,925
Common stock to be issued - 0 and 425,000 shares, respectively	-	139,500
Accumulated deficit	(8,360,554)	(4,509,841)
Total stockholders’ equity (deficit)	(532,307)	159,067
Total liabilities and stockholders’ equity (deficit)	$1,587,385	$1,476,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Sales	$2,174,596	$-	$2,556,942	$-
Cost of sales	2,264,880	-	2,585,259	-
Gross profit	(90,284)	-	(28,317)	-

Operating expenses:
General and administrative	46,188	7,206	68,467	30,294
Management compensation	324,519	123,491	665,805	123,491
Professional fees	65,738	170,889	121,142	469,304
Professional fees - related party	101,085	45,000	311,265	291,390
Marketing	11,520	37,000	94,809	44,470
Write-down of inventory	446,331	-	486,495	-
Total operating expenses	995,381	383,586	1,747,983	958,949

Loss from operations	(1,085,665)	(383,586)	(1,776,300)	(958,949)

Other expense:
Interest income	-	36,205	-	115,574
Interest expense	(238)	(12,500)	(14,571)	(22,500)
Interest expense - related party	(62,962)	-	(125,865)	-
Financing expense	-	-	(55,497)	-
Financing expense - related party	-	-	(1,508,211)	-
Loss on settlement of debt	-	-	(370,269)	-
Total other expense	(63,200)	23,705	(2,074,413)	93,074

Net loss	$(1,148,865)	$(359,881)	$(3,850,713)	$(865,875)

Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.23)	$(0.07)
Weighted average common shares outstanding - basic and diluted	17,454,241	13,431,340	16,826,662	12,043,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three and Nine Months Ended March 31, 2021

			Additional	Common		Stockholders’
	Common Stock		Paid-in	Stock to	Accumulated	Equity
	Shares	Amount	Capital	be Issued	Deficit	(Deficit)
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation – options	-	-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-			(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193
Common stock issued exchanged for common stock payable	612,000	61	152,939	-	-	153,000
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common shares issued for settlement of debt	515,000	51	179,949	-	-	180,000
Stock based compensation – options	-	-	119,155	-	-	119,155
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss		-		-	(356,701)	(356,701)
Balance, December 31, 2020	17,064,659	$1,706	$7,524,390	$30,000	$(7,211,689)	$344,407
Common shares issued for stock to be issued	60,000	6	29,994	(30,000)	-	-
Common shares issued for service - related party	540,000	54	113,946	-	-	114,000
Stock based compensation – options		-	158,151	-	-	158,151
Net loss		-		-	(1,148,865)	(1,148,865)
Balance, March 31, 2021	17,664,659	$1,766	$7,826,481	$-	$(8,360,554)	$(532,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended March 31, 2020

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Received/	Accumulated	Stockholders’
	Shares	Amount	Capital	(Receivable)	Deficit	Equity
Balance at July 1, 2019	9,897,116	$990	2,198,891	$170,000	$(1,909,373)	$460,508

Common stock issued for cash	449,333	45	40,538	-	-	40,583
Common stock issued as compensation	1,222,000	122	540,872	-	-	540,994
Warrants issued for services	-	-	7,511	-	-	7,511
Stock options for services	-	-	1,918	-	-	1,918
Stock subscription received	-	-	-	43,000	-	43,000
Stock subscription receivable	-	-	-	(2,787)	-	(2,787)
Net loss	-	-	-	-	(308,903)	(308,903)

Balance – September 30, 2019	11,568,449	$1,157	$2,789,730	210,213	$(2,218,276)	$782,824

Common stock issued for cash	50,000	5	49,797	-	-	49,802
Common stock issued as compensation	366,400	37	183,163	-	-	183,200
Common stock issued as financing	100,000	10	49,990	-	-	50,000
Warrants issued for services	-	-	198	-	-	198
Warrants exercised	46,000	5	51,995	-	-	52,000
Stock subscription received	-	-	-	(50,000)	-	(50,000)
Warrant subscription received	-	-	-	154,000	-	154,000
Stock subscription receivable	-	-	-	2,787	-	2,787
Net loss	-	-	-	-	(197,097)	(197,097)

Balance – December 31, 2019	12,130,849	$1,214	$3,124,873	317,000	$(2,415,373)	$1,027,714

Common stock issued for cash	1,098,001	110	271,890	-	-	272,000
Common stock issued as compensation	16,667	2	5,873	-	-	5,875
Warrants exercised	523,333	52	184,948	-	-	185,000
Stock subscription received	-	-	-	(153,000)	-	(153,000)
Warrant subscription received	-	-	-	(154,000)	-	(154,000)
Stock compensation expense	-	-	93,492	-	-	93,492
Net loss	-	-	-	-	(359,875)	(359,875)

Balance – March 31, 2020	13,768,850	$1,378	$3,681,076	10,000	$(2,775,248)	$917,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,850,713)	$(865,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	737	1,807
Write-down of inventory	486,495	-
Loss on settlement of debt	(370,269)	-
Amortization of debt discount	90,323	-
Stock based compensation – options and warrant	1,960,169	472,983
Common stock issued and warrants exercised for services	114,000	-
Change in operating assets and liabilities:
Accounts receivable	(32,944)	-
Deposit	(1,000,000)	-
Inventory	(373,956)	-
Prepaid expense	(1,666)	4,855
Interest receivable	-	(115,574)
Accounts payable and accrued liabilities	69,530	79,923
Common stock payable	3,000	-
Net cash used in operating activities	(2,164,756)	(421,881)

Cash flows from investing activities:
Shares issued for Radiant Images, Inc. deposit	-	90,000
Note receivable Radiant Images, Inc.	-	(1,188,000)
Investment in Radiant Images, Inc.	-	920,000
Net cash used in investing activities	-	(178,000)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	20,000	150,000
Issuances of notes payable, net of financing costs	16,983	150,000
Net proceeds from notes payable - related party	1,000,000	-
Net proceeds from convertible note	-	-
Net proceeds from convertible note - related party	250,000	-
Proceeds from exercise of warrants	67,500	237,000
Stock subscription receivable	-	(27,000)
Stock option issuance	-	93,491
Net cash provided by financing activities	1,354,483	603,491

Net change in cash	(810,273)	3,610
Cash beginning of period	911,747	18,372
Cash end of period	$101,474	$21,982

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$535,978	$-
Common stock issued for accrued salary	$180,000	$-
Common stock issued exchanged for common stock payable	$153,000	$-
Beneficial conversion feature	$117,760	$-
Reclassification from note payable related party to stock payable	$200,000	$-
Reclassification from common stock to be issued to common stock	$109,500	$-
Debt forgiveness	$20,932	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services or goods. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no allowance for doubtful accounts at March 31, 2021 or June 30, 2020.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the nine months ended March 31, 2021 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	March 31,	March 31,
	2021	2020
Warrants	7,306,829	14,739,298
Options	5,880,000	3,922,000
Convertible notes	2,000,000	350,000
Total possible dilutive shares	15,186,829	19,011,298

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

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2021, the Company had a net loss of $3,850,713. As of March 31, 2021, the Company had an accumulated deficit of $8,360,554. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 – Inventory

Inventory at March 31, 2021 and June 30, 2020 consists of the following:

	March 31,	June 30,
	2021	2020

Finished goods	$1,009,473	$545,112
Goods in transit	-	90,405
Less: Obsolescence	(612,495)	(126,000)
Inventory, net	$396,978	$509,517

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

In April 2020, the Company received notice from Radiant of its intent to terminate the Radiant Agreement. As per terms of the agreement, the Radiant Note and related interest became due. The Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note and has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. During the fiscal year ended June 30, 2020, total contributions of $337,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). Because of the ongoing litigation with Radiant, the Company recorded an allowance for note receivable of $1,305,800 and interest receivable of $154,042, during the year ended June 30, 2020. The Company has not calculated any additional interest or allowance for the nine months ended March 31, 2021. Nevertheless, the Company intends to vigorously pursue the litigation and expects to fully collect these amounts from Radiant and/or its principals.

As of March 31, 2021 and June 30, 2020, note receivable and interest receivable are as follows:

	March 31,	June 30,
	2021	2020

Note receivable	$1,305,800	$1,305,800
Interest receivable	154,042	154,042
	1,459,842	1,459,842

Allowance for note receivable	(1,305,800)	(1,305,800)
Allowance for interest receivable	(154,042)	(154,042)
	$-	$-

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

During the nine months ended March 31, 2021, amortization of $12,375 was recognized as interest expense. As of March 31, 2021 and June 30, 2020, the balance of the note payable is $0 and $150,000 less unamortized debt discount of $0 and $12,375, to net $0 and $137,625, respectively. Interest expense of $1,958 was recognized on the convertible note during the nine months ended March 31, 2021.

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

During the nine months ended March 31, 2021, amortization of $77,948 was recognized as interest expense. As of March 31, 2021 and June 30, 2020, the balance of the notes payable is $500,000 and $250,000 less unamortized debt discount of $78,507 and $38,695, to net $421,493 and $211,305, respectively. Interest expense of $47,917 was recognized on the convertible notes during the nine months ended March 31, 2021.

Note 7 – Common stock payable

As of March 31, 2021 and June 30, 2020, common stock payable are as follows:

	March 31,	June 30,
	2021	2020
Purchase of inventory – related party	$-	$153,000
Related parties	477,000	277,000
Commitments	9,000	6,000
	$486,000	$436,000

Note 8 – Stockholders’ Equity

Common Stock

During the nine months ended March 31, 2021, the Company had the following common stock transactions:

•	Issued 469,623 shares of common stock in exchange for conversion of debt and accrued interest of $525,978.
•	Issued 175,000 shares of common stock associated with the exercise of warrants for $67,500.
•	Issued 425,000 shares of common stock for stock subscriptions of $139,500 received prior to June 30, 2020.
•	Issued 515,000 shares of common stock in exchange for settlement of $180,000 in accrued salary to our CEO.
•

Issued 100,000 units consisting of: (i) 100,000 shares of common stock, and (ii) 100,000 options that are exercisable for 2 years for an exercise price of $0.25 per share. The purchase was at $0.20 per unit, for a total purchase price of $20,000.

•	Issued 612,000 shares of common stock for common stock payable of $153,000
•	Issued 540,000 shares of common stock for service of $114,000 to related parties

Common Stock to be Issued

As of March 31, 2021 and June 30, 2020, the Company received payment for unissued capital stock resulting in 0 and 425,000 shares of common stock to be issued for payments of $0 and $139,500, respectively.

Balance at June 30, 2020	$139,500
Received on subscription	-
Common stock certificates issued	(139,500)
Balance at March 31, 2021	$-

Stock Purchase Warrants

Transactions in stock purchase warrants for the nine months ended March 31, 2021 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2020	7,047,135	$1.52
Granted	2,278,996	$1.06
Exercised – shares issued	(175,000)	$0.39
Expired	(1,844,302)	$1.84
Balance at March 31, 2021	7,306,829	$1.38

The composition of the Company’s warrants outstanding at March 31, 2021 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	1.68
$0.30	349,998	3.08
$0.50	1,059,999	2.04
$1.00	2,946,166	0.80
$1.50	20,000	0.50
$2.00	2,830,666	1.51
	7,306,829	1.38

During the nine months ended March 31, 2021, the Company issued 2,278,996 warrants to purchase common stock. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended March 31, 2020	Year ended June 30, 2020
Exercise price	$0.30 to 2.00	$1.00
Expected term (in years)	0.04 – 2.00 years	1.00 years
Risk-free rate	0.12–0.17%	0.13 to 0.18%
Volatility	440-660%	111 to 190%
Dividend yield	-	-

During the nine months ended March 31, 2021, $1,563,708 was expensed for the extension of warrants that had expired, of which $1,508,211 was to a related party.

Stock Options

During the nine months ended March 31, 2021 and year ended June 30, 2020, 625,000 and 3,800,000 options were granted, respectively.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	June 30,
	2021	2020
Trading price	$0.20 - 0.55	$0.06-$0.47
Exercise price	$0.22 – 0.30	$0.10-$0.50
Expected term (in years)	1.0 – 2.5	1.0 - 5.0
Risk-free rate	0.09%–0.27%	0.19%-2.46%
Volatility	235%–539%	97%-174%
Dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the nine months ended March 31, 2021 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2020	5,255,000	$0.25	4.28
Granted	625,000	0.29	4.52
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2021	5,880,000	0.26	3.63

Exercisable, March 31, 2021	5,460,000	$0.25	3.53

During the nine months ended March 31, 2021, $396,461 was expensed, of which $255,298 was to related parties, and as of March 31, 2021, $105,997 remains unamortized, of which $0 is with related parties.

At March 31, 2021, the intrinsic value of the 5,880,000 outstanding options was $256,000.

Note 9 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. Total expense recognized under this agreement during the nine months ended March 31, 2021 and 2020 was $6,000 and $12,000, respectively. As of March 31, 2021 and June 30, 2020, the Company had a balance of $30,000 and $27,000 in accounts payable and $9,000 and $6,000 worth of common stock payable, respectively.

Note 10 – Inventory Financing Payable – Related Party

On February 19, 2021, a related party advanced $1 million to the Company. The purpose of the advance is to purchase inventory to satisfy a customer order. The advance will be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The investor is 100% at risk as this is a non-recourse funding vehicle.

As of March 31, 2020, the Company recorded $1,000,000 for purchase deposit for inventory due to a cancellation of purchase. Subsequent to March 31, 2021, the $1,000,000 was returned to the Company.

Note 11 – Subsequent Events

The Company issued 256,489 shares of common stock, 200,000 shares for consulting services and 56,489 shares for stock payable, respectively.

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

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three and nine months ended March 31, 2021 and 2020.

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

Results of Operations

Three Months Ended March 31, 2021 compared to three months ended March 31, 2020

We had operating revenues of $2,174,596 for the three months ended March 31, 2021 compared with no revenues for the comparable period in 2020. Cost of sales was $2,264,880 during the three months ended March 31, 2021. Our activities have been financed by the proceeds of share subscriptions and loans.

Total operating expenses in the three months ended March 31, 2021 were $995,381 compared to $383,586 in the comparable period in 2020. The operating loss for the three months ended March 31, 2021, is principally the result of management compensation paid in connection with the Company’s operations, together with legal and professional fees and write-down of inventory. For the three months ended March 31, 2020, operating losses were primarily from management compensation and professional fees.

Our financial statements reflect a net loss of $1,148,865 for the three months ended March 31, 2021 compared to a net loss of $359,881 for the comparable period in 2020. This net loss again reflects management compensation, legal and professional expenses and write-down of inventory during the periods and a non-operating expense of $63,200, which related to interest expense in the three months ended March 31, 2021.

Nine Months Ended March 31, 2021 compared to nine months ended March 31, 2020

We had operating revenues of $2,556,942 for the nine months ended March 31, 2021 compared with no revenues for the comparable period in 2020. Cost of sales was $2,585,259 during the nine months ended March 31, 2021. Our activities have been financed by the proceeds of share subscriptions, exercises of warrants and loans.

Total operating expenses in the nine months ended March 31, 2021 were $1,747,983 compared to $958,949 in the comparable period in 2020. The operating loss for the nine months ended March 31, 2021, is principally the result of management compensation paid in connection with the Company’s operations, together with legal and professional fees, write-down of inventory and marketing expenses. For the nine months ended March 31, 2020, operating losses were primarily from professional fees (primarily from warrants and commons shares issued for services) and management compensation.

Our financial statements reflect a net loss of $3,850,713 for the nine months ended March 31, 2021 compared to a net loss of $865,875 for the comparable period in 2020. This net loss again reflects management compensation, legal and professional expenses and write-down of inventory during the periods and a non-operating expenses of $2,074,413, which related primarily to financing expenses for the issuances of common stock warrants and loss on settlement of debt in the nine months ended March 31, 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2021 and June 30, 2020, respectively.

	March 31,	June 30,
	2020	2020	Change	%
Cash	$101,474	$911,747	$(810,273)	(88.9)%
Current assets	$1,587,385	$1,475,587	$111,798	7.6%
Current liabilities	$2,102,709	$1,317,257	$785,452	59.6%
Working Capital	$(515,324)	$158,330	$(673,654)	(425.5)%

Our cash balance at March 31, 2021 was $101,474. We continue to raise funds from the sale of equity securities to investors, exercises of warrants and through issuance of notes. Beginning in early 2020, we also commenced the receipt of revenues from sales of our PPE products. We do not believe the cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2021. We will require additional funding for our ongoing operations.

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

Cash Flows

	Nine months ended
	March 31,		Change
	2021	2020	Amount
Cash flows (used in) operating activities	$(2,164,756)	$(421,881)	$(1,742,875)
Cash flows (used in) investing activities	-	(178,000)	178,000
Cash flows provided by financing activities	1,354,483	603,491	750,992
Net change in cash during period	$(810,273)	$3,610	$(813,883)

Cash Flow from Operating Activities

As of March 31, 2021, we had not generated positive cash flow from operating activities. For the nine months ended March 31, 2021, net cash flows used by operating activities was $2,164,756 compared to $421,881 used during the nine months ended March 31, 2020. Cash flows used by operating activities for the nine months ended March 31, 2021, comprised of a net loss of $3.9 million, which was reduced by non-cash expenses of $3.0 million, primarily from $2.0 million for stock based compensation, $486,000 for write-down of inventory and $370,000 for loss on settlement of debt, and was increased by a net change in working capital of $1,336,000.

Cash flows used in operating activities for the nine months ended March 31, 2020, comprised of a net loss of $866,000, which was reduced by non-cash expenses of $475,000, for $1,800 for depreciation and $473,000 for stock-based compensation and was increase by a net change in working capital of $31,000.

Cash Flows from Investing Activities

During the nine months ended March 31, 2021, we did not use cash for investing activities. During the nine months ended March 31, 2020, we used $178,000 for the investment in Radiant Images, Inc.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the nine months ended March 31, 2021, net cash provided by financing activities was $1,4 million, consisting of the proceeds from note payable – related party of $1 million, proceeds from the exercise of warrants of $67,500, proceeds from convertible note $250,000, proceed from note payable of $17,000 and $20,000 from the sale of common stock units. For the nine months ended March 31, 2020, net cash provided by financing activities was $603,000, consisting mostly of proceeds from the sale of shares of our common stock unites $150,000, proceeds from the exercise of common stock warrants of $237,000, proceed from note payable of $150,000, proceed from stock option of $93,000 and stock subscription received of $27,000.

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

Effective April 2, 2020 the Company’s agreement with Radiant Images was terminated. The Company has engaged counsel and has brought legal action against Radiant for numerous causes of action, including breach of contract and fraud. The investment was structured as a revolving note and as a consequence the company has reclassified the Investment in Radiant as a Note Receivable from Radiant. Pursuant to the terms of the revolving note, Radiant is required to repay the money we have already invested to Hawkeye. The note receivable is due upon demand of the Company at any time commencing April 26, 2020 and is payable with 12% interest.

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

For our critical accounting policies and estimates for “Revenue Recognition” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2021, from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2020. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting

Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hawkeye has engaged counsel and has brought legal action against Radiant Images, Inc. as well as its two principals, Michael Mansouri and Gianna Wolfe, for numerous causes of action including fraud, fraudulent inducement, unjust enrichment and numerous other matters in connection with our agreement with them. We are currently working to replevin shares of stock issued to them and to recover funds payable pursuant to a promissory note due to us from Radiant.

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

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 13, 2021, the Company issued 20,000 shares of common stock to an accredited investor for stock payable of $10,000.

Effective February 1, 2021 the Company issued 500,000 shares of common stock to its Chief Executive Officer as a compensation bonus valued at $100,000.

Effective February 10, 2021, the Company issued 40,000 shares of common stock to an accredited investor for stock payable of $20,000.

Effective February 10, 2021, the Company issued 40,000 shares of common stock for services valued at $14,000.

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

Hawkeye Systems, Inc.

Date: May 13, 2021	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: May 13, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

