Form 10-K/A
period 2020-06-30
Hawkeye Systems, Inc.
filed 2021-07-01
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE:

This Amendment No.  2 to  the periodic report on Form 10-K for the period ended June 30, 2020 is filed to respond to a request for further conclusions as to disclosure controls and procedures in Item 9A.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of June 30, 2020. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of Registrant*
3.3	2019 Employees, Directors and Consultants Stock Option Plan
10.1	Joint Venture Agreement dated May 9, 2018*
10.2	Joint Venture Operating Agreement for Optical Flow, LLC dated August 1, 2018*
10.3	Exclusive License Agreement between Insight Engineering LLC and Optical Flow, LLC dated as of August 1, 2018*
10.4	Form of Subscription Agreement*
10.5	Form of Series A Warrant for $.15 stock issuance*
10.6	Form of Series B Warrant for $.15 stock issuance*
10.7	Form of Series C Warrant for $.15 stock issuance*
10.8	Form of Series D Warrant for $.15 stock issuance*
10.9	Form of Series A Warrant for $.50 stock issuance*
10.10	Form of Series B Warrant for $.50 stock issuance*
10.11	Corporate Development, Investor Relations and Advisory Agreement, dated as of August 1, 2019 between the Registrant and Stratcon Advisory and Tysadco Partners. *
10.12	Stock Purchase Agreement dated as of September 19, 2019 among the Registrant, Radiant Images, Inc., Gianna Wolfe and Michael Mansouri *
10.13	Secured Revolving Promissory Note dated April 26, 2019 from Radiant Images, Inc. in favor of Optical Flow, LLC *
10.14	Security Agreement dated as of April 26, 2019 between Radiant Images, Inc. and Optical Flow, LLC. *
10.15	Convertible Note dated January 22, 2019 between the Registrant and Jon Bakshi. *
10.16	Securities Purchase Agreement dated as of March 17, 2020 by and between the Registrant and Eagle Equities, LLC *
10,17	10% Convertible Redeemable Note dated as of March 17, 2020 due March 17, 2021 from the Registrant to Eagle Equities, LLC *
10.18	Joint Venture Agreement dated as of May 20, 2020 among the Registrant, Eagle Equities LLC and Ikon Supplies. *
10.19	Joint Venture Agreement dated as of June 1, 2020 between the Registrant and Steve Hall *
10.20	Security Agreement dated as of July 17, 2020 among the Registrant, HIE LLC and Eagle Equities, LLC. *
10.21	Profit Sharing Agreement dated as of September 10, 2020 among the Registrant and Ikon Supplies *
10.22	Consulting Agreement dated as of January 15, 2021 among the Registrant and Christopher Mulgrew *
21	List of Subsidiaries. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

April 26, 2021	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

April 26, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2021	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: April 26, 2021	/s/ M. Richard Cutler
M. Richard Cutler, Director

