Form 10-Q/A
period 2020-09-30
Hawkeye Systems, Inc.
filed 2021-07-01
CIK 1750777

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

EXPLANATORY NOTE:

This Amendment No.  2 to  the periodic report on Form 10-Q for the period ended September 30, 2020 is filed to respond to a request for further conclusions as to disclosure controls and procedures in Item 4.

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

Hawkeye Systems, Inc.

Date: April 26, 2021	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: April 26, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

