Form 10-Q/A
period 2020-12-31
Hawkeye Systems, Inc.
filed 2021-07-01
CIK 1750777

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

EXPLANATORY NOTE:

This Amendment No.  2 to  the periodic report on Form 10-Q for the period ended December 31, 2020 is filed to respond to a request for further conclusions as to disclosure controls and procedures in Item 4.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) , as of December 31, 2020. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809.  In such evaluation, Mr. Marshall assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation.  Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

