Form 10-K
period 2021-06-30
Hawkeye Systems, Inc.
filed 2021-10-13
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-227029

Hawkeye Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6605 Abercorn, Suite 204

Savannah, GA 31405

(Address of principal executive offices (Zip Code)

 (912) 253-0375

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” ”smaller reporting company,” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,682,467 on the closing sale price of the registrant’s common stock on June 30, 2021 of $0.115 per share.

The number of shares of registrant’s common stock outstanding as of September 27, 2021 was 17,406,148.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Hawkeye Systems, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Hawkeye”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are a technology holding company previously with a focus on pandemic management products and services and currently seeking other opportunities. The Company looks to license & acquire technology that improves life and works with partners to develop cutting edge, “smart” products for a variety of markets. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our company, (ii) the development of our business plan, (iii) development of various products, (iv) recruiting and adding additional consultants and employees, (v) signing contracts for the business, and (vi) advancing the sale of PPE products through numerous sources.

Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 912-253-0375 and our website is www.hawkeyesystemsinc.com.

Business Description

In July 2021, the Company determined to cease operations of its PPE business since continued business in that sector was not a productive use of the Company’s resources.

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

We will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter potential business opportunities. We have not chosen the business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event, we may pay a finder’s fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

Selection of a target business and structuring of a business combination

Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	the financial condition and results of operation of the target;

•	the growth potential of the target and that of the industry in which the target operates;

•	the experience and skill of the target’s management and availability of additional personnel;

•	the capital requirements of the target;

•	the competitive position of the target;

•	the stage of development that the target’s products, processes, or services are at;

•	the degree of current or potential market acceptance of the target’s products, processes, or services;

•	proprietary features and the degree of intellectual property or other protection of the target’s products, processes, or services;

•	the regulatory environment of the industry in which the target operates;

•	the prospective equity interest in, and opportunity for control of, the target; and

•	the costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in connection with effecting a business combination consistent with our business objective. In connection with our evaluation of a prospective target business, we anticipate that we will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

We will endeavor to structure a business combination to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

Until we are presented with a specific opportunity for a business combination, we are unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. We have two full-time employees devoting their time to our affairs. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target’s management will prove to be correct, especially considering the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target’s future management will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the target business.

We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Investment Company Act

We may participate in a business or opportunity by purchasing, trading, or selling the securities of a business. We do not intend to engage primarily in these activities, and we are not registered as an “investment company” under the Investment Company Act of 1940. We do not believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an “investment company” and avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to a business combination. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

•	restrictions on the nature of our investments; and

•	the issuance of securities,

and have imposed upon us certain requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

In the event we are characterized as an “investment company,” we would be required to comply with these additional regulatory burdens, which would require additional expense.

Intellectual Property

The company currently does not have IP and this is not part of our current strategy.

Regulation

In our current business we are subject to local, state, federal and foreign governmental laws and regulations. Upon completion of an acquisition, we will have significant additional regulation based on the nature of the business.

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

In April 2020, the Company received notice from Radiant Images of their intent to terminate the acquisition agreement. Although the Company believes that the termination is not legally valid, the Company has ceased further discussions with respect to the acquisition and is pursuing litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. We have made that demand. The interest rate on the note is 12% and accrues daily on the outstanding balance. Contributions of $385,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute. We have filed a complaint against Radiant and its principals and intend to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

Company Policies

The Company has adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

The Company currently has two directors consisting of Corby Marshall, Chief Executive Officer, and M. Richard Cutler. The Company also has one additional officer Christopher Mulgrew, Chief Financial Officer.

Legal Proceedings

On November 13, 2019 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye will not only defend the litigation, but has also engaged counsel to provide counterclaims for failure of consideration, fraud in the inducement, general fraud, and other causes of action. Hawkeye anticipates that this litigation will be resolved favorably for the Company.

In April 2020, the Company received notice from Radiant Images of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and has engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. Contributions of $385,000 were made to Radiant, bringing the balance of the note receivable to $1,305,800 at June 30, 2020 (not including interest). At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute. We have filed a complaint against Radiant and its principals and intend to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

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

Item 3. Legal Proceedings.

On November 13, 2019 5W Public Relations LLC filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. Hawkeye vigorously disputes the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye will not only defend the litigation, but has engaged counsel to provide counterclaims for failure of consideration, fraud in the inducement, general fraud and other causes of action. Hawkeye anticipates that this litigation if pursued will be resolved favorably for the Company.

In April 2020, the Company received notice from Radiant Images of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and has engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we undertake litigation to resolve this dispute. We have filed a complaint against Radiant and its principals and intend to vigorously pursue this matter and litigation and believes that this amount is fully collectible from Radiant and/or its principals.

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

PART II

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019 the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on September 24, 2021 was $0.083 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
June 30, 2021 to date	$0.13	$0.06
Quarter ended June 30, 2021	$0.18	$0.09
Quarter ended March 31, 2021	$0.55	$0.13
Quarter ended December 31, 2020	$0.62	$0.35
Quarter ended September 30, 2020	$0.43	$1.24
Quarter ended June 30, 2020	$0.50	$0.16
Quarter ended March 31, 2020	$1.10	$0.13
Quarter ended December 31, 2019	$2.50	$1.50

Holders

As of September 23, 2021, there were approximately 33 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

Effective April 6, 2021, the Company issued 56,489 shares of common stock to an accredited investor upon the stock payable in consideration for services rendered.

Effective April 9, 2021, the Company issued 200,000 shares of common stock to an accredited investor for consulting services.

Effective June 1, 2021 the Company issued 1,750,000 shares to its principals contingent upon completion of an acquisition or reverse takeover.

Effective June 1, 2021 the Company issued 1,500,000 options to its principals.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2021.

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

Results of Operations

Fiscal Year Ended June 30, 2021

We had operating revenues of $2,556,942 in our fiscal year ended June 30, 2021. Cost of sales was $2,576,875 resulting in gross loss of $19,933, or (0.8%). These revenues are from the sale of PPE products. During our fiscal year ended June 30, 2021, we raised approximately $20,000 from private offerings of our common stock and an additional $67,500 from exercise of warrants. We raised additional funds of $500,000, net from a related party, which is included in inventory financing payable and $250,000 from convertible notes related party, as of June 30, 2021.

Total operating expenses in the year ended June 30, 2021 were $2,583,100 compared to $2,217,981 for the same period in 2020. The increase in operating expenses is primarily a result of increased write down of inventory. The Company’s net loss was $4,741,834 for the fiscal year ended June 30, 2021 compared to $2,600,468 for the fiscal year ended June 30, 2020. The net loss for this period is primarily a result of operating expenses, loss on settlement of debt and financing expense.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2021 was $282,131 compared to $911,747 at June 30, 2020. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2022. We will require additional funding for our ongoing operations. While we have a loan payable from Radiant Systems of $1,305,800 and interest due from Radiant of $154,042, those amounts are reflected impaired on our balance sheet as a result of the litigation with Radiant. Nevertheless, we intend to vigorously pursue that litigation and expect to recover those amounts.

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

We are an emerging growth company and have limited revenue to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation through private placements, warrant exercises or alternative financings to implement our complete business plan.

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

Management anticipates additional increases in operating expenses relating to: (i) developmental expenses; and (ii) marketing expenses. We intend to finance these expenses with issuances of securities and through the exercise of outstanding warrants.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $9,251,675 at June 30, 2021 and net loss from operations of $2,603,033.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated limited revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans and raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawkeye Systems, Inc. (the “Company”) as of June 30, 2021 and 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2018

Lakewood, CO

October 13, 2021

HAWKEYE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$291,166	$911,747
Accounts receivable	-	47,656
Inventory, net	-	509,517
Prepaid expenses	3,000	6,667
Total current assets	294,166	1,475,587

Equipment, net	-	737
Total assets	$294,166	$1,476,324

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$133,088	$332,327
Convertible note payable, net of discount	-	137,625
Convertible note payable, net of discount - related party	450,933	211,305
Note payable - related parties	-	200,000
Inventory financing payable - related party	500,000	-
Common stock payable	-	6,000
Common stock payable - related party	477,000	430,000
Total current liabilities	1,561,021	1,317,257

Long-term liabilities:
Loan payable	16,983	-
Total liabilities	1,578,004	1,317,257

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 17,921,148 and 14,828,036 shares issued and outstanding, respectively	1,792	1,483
Additional paid-in capital	7,957,009	4,527,925
Common stock to be issued - 0 and 425,000 shares, respectively	-	139,500
Accumulated deficit	(9,242,639)	(4,509,841)
Total stockholders’ equity (deficit)	(1,283,838)	159,067
Total liabilities and stockholders’ equity (deficit)	$294,166	$1,476,324

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2021	2020

Sales	$2,556,942	$3,020,672
Cost of sales	2,576,875	1,992,809
Gross profit	(19,933)	1,027,863

Operating expenses:
General and administrative	166,713	264,250
Management compensation	897,651	778,085
Professional fees	173,226	581,132
Professional fees - related party	367,228	377,707
Marketing	94,809	90,807
Write-down of inventory	883,473	126,000
Total operating expenses	2,583,100	2,217,981

Loss from operations	(2,603,033)	(1,190,118)

Other expense:
Interest income	-	154,042
Interest expense	(14,613)	(47,024)
Interest expense - related party	(180,305)	-
Financing expense	(65,402)	-
Financing expense - related party	(1,508,211)	(57,526)
Loss on settlement of debt	(370,269)	-
Allowance for Radiant Images, Inc. - note receivable	-	(1,459,842)
Total other expense	(2,138,800)	(1,410,350)

Net loss	$(4,741,833)	$(2,600,468)

Net loss per common share - basic and diluted	$(0.28)	$(0.21)
Weighted average common shares outstanding - basic and diluted	16,784,557	12,584,616

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Common		Stockholders’
	Common Stock		Paid-in	Stock To Be	Accumulated	Equity
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, June 30, 2019	9,897,116	990	2,198,891	170,000	(1,909,373)	460,508

Common shares issues for stock to be issued	430,000	43	169,957	(170,000)	-	-
Common stock and warrants issued for cash	1,782,666	178	392,822		-	393,000
Common stock and warrants issued for services	984,253	98	471,378	-	-	471,476
Stock based compensation – options	-	-	541,931	-	-	541,931
Stock based compensation – warrants	-	-	57,526	-	-	57,526
Common stock issued on conversion of note payable	400,000	40	199,960	-	-	200,000
Warrants exercised for cash	516,000	52	220,948	-	-	221,000
Warrants exercised for services	53,333	5	15,995	-	-	16,000
Common stock issued for investment in Radiant Images, Inc.	704,668	71	206,929	-	-	207,000
Common stock reissued to replace lost shares	60,000	6	(6)	-	-	-
Common stock subscriptions received	-	-	-	139,500	-	139,500
Beneficial conversion feature	-	-	51,594	-	-	51,594
Net loss	-	-	-	-	(2,600,468)	(2,600,468)
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067

Common shares issues for stock to be issued	425,000	43	139,457	(139,500)	-	-
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common stock and warrants issued for services - related parties	740,000	74	146,486	-	-	146,560
Stock based compensation – options	-	-	485,455	-	-	485,455
Stock based compensation – warrants	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common stock issued for settlement of debt	515,000	51	179,949	-	-	180,000
Common stock issued exchanged for common stock payable	668,489	67	161,933	-	-	162,000
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss	-	-	-	-	(4,741,833)	(4,741,833)
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$-	$(9,251,674)	$(1,292,873)

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,741,833)	$(2,600,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	737	2,408
Allowance for note receivable - Radiant Images, Inc.	-	1,459,842
Bad debt	79,000	-
Write-down of inventory	883,473	126,000
Loss on settlement of debt	370,269	-
Amortization of debt discount	119,763	17,024
Stock based compensation – options and warrant	2,049,163	599,457
Common stock issued and warrants exercised for services	146,560	471,476
Warrants exercised for services	-	16,000
Change in operating assets and liabilities:
Accounts receivable	(31,344)	(47,656)
Inventory	(373,956)	(635,517)
Prepaid expense	3,667	(1,812)
Interest receivable	-	(154,042)
Accounts payable and accrued liabilities	7,402	245,663
Common stock payable	3,000	436,000
Net cash used in operating activities	(1,484,099)	(65,625)

Cash flows from investing activities:
Investment in Radiant Images, Inc.	-	(158,000)
Net cash used in investing activities	-	(158,000)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	20,000	393,000
Issuances of notes payable, net of financing costs	16,983	-
Net proceeds from notes payable - related party	1,000,000	-
Repayment of notes payable - related party	(500,000)	-
Net proceeds from convertible note	-	133,500
Net proceeds from convertible note - related party	250,000	250,000
Proceeds from exercise of warrants	67,500	221,000
Stock subscription receivable	-	119,500
Net cash provided by financing activities	854,483	1,117,000

Net change in cash	(629,616)	893,375
Cash beginning of period	911,747	18,372
Cash end of period	$282,131	$911,747

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Investment in Radiant converted to note receivable	$-	$1,305,800
Common stock issued for investment in Radiant Images, Inc.	$-	$207,000
Common stock issued on conversion of note payable	$535,978	$200,000
Common stock issued for accrued salary	$180,000	$-
Common stock issued exchanged for common stock payable	$162,000	$-
Common stock reissued to replace lost shares	$-	$6
Beneficial conversion feature	$117,760	$51,594
Reclassification from note payable related party to stock payable	$200,000	$-
Reclassification from common stock to be issued to common stock	$109,500	$170,000
Debt forgiveness	$20,932	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

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

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. There were no cash equivalents as of June 30, 2021 and 2020.

Financial instruments

For certain of the Company’s financial instruments, including cash, note and interest receivable, convertible note payable, and notes payable, related party, the carrying amounts approximate their fair values due to their short maturities.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services or goods. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no allowance for doubtful accounts at June 30, 2021 or 2020.

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

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the years ended June 30, 2021 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2021	June 30, 2020
Warrants	3,069,329	7,047,135
Options	7,280,000	5,255,000
Convertible notes	2,000,000	1,000,000
Total possible dilutive shares	12,349,329	13,302,135

Stock-based compensation

Stock-based compensation to employees and non-employees consist of stock options grants, warrants to purchase common stock, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The fair value of share of common stock is based on the trading price of the Company’s share.

The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. Assumptions used by the Company in using the Black-Scholes pricing model include: 1) volatility based on the Company’s average volatility rate, 2) risk free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant, 3) the expected life of the option or warrants, and 4) expected cash dividend rate on shares of common stock. During the year ending June 30, 2021 and 2020, volatility was based on average rates for similar publicly traded companies.

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

Note 3 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended June 30, 2021, the Company had a net loss of $4,741,833. As of June 30, 2021, the Company had an accumulated deficit of $9,251,674. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Inventory

Inventory at June 30, 2021 and 2020 consist of the following:

	June 30,	June 30,
	2021	2020

Finished goods	$-	$545,112
Goods in transit	-	90,405
Less: Obsolescence	-	(126,000)
Inventory, net	$-	$509,517

During the year ended June 30, 2021 and 2020, the Company wrote off of inventories of $883,473 and $126,000, respectively.

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

During the year ended June 30, 2020, the Company issued a total 520,000 shares of common stock with a fair value of $260,000 to Wolfe and Mansouri. In addition, a total of 250,000 options to purchase common shares at an exercise price of $0.50 were granted to the two individuals. The fair value of the options was $125,000 and were recorded as stock based compensation. These shares and options will be cancelled.

As of June 30, 2021 and 2020, advances to Radiant was $0.

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

As of June 30, 2021 and 2020, note receivable and interest receivable are as follows;

	June 30,	June 30,
	2021	2020

Note receivable	$1,305,800	$1,305,800
Interest receivable	154,042	154,042
	1,459,842	1,459,842

Allowance for note receivable	(1,305,800)	(1,305,800)
Allowance for interest receivable	(154,042)	(154,042)

Note 6 - Notes Payable – Related Parties

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

During the years ended June 30, 2021 and 2020, interest expense of $0 and $20,000 was recognized on this note payable – related party, respectively. Accrued interest payable, included in accounts payable and accrued liabilities, was $0 and $20,932 at June 30, 2021 and 2020, respectively.

Note 7 - Convertible Notes Payable

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

During the year ended June 30, 2021 and 2020, amortization of $12,375 and $4,125 was recognized as interest expense, respectively. As of June 30, 2021 and 2020, the balance of the note payable is $0 and $150,000 less unamortized debt discount of $0 and $12,375 or $0 and $137,625. respectively. Interest expense of $1,958 and $3,750 was recognized on the convertible note during the years ended June 30, 2021 and 2020, respectively.

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

On December 15, 2020, the Company issued convertible note payable of $250,000 with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. The convertible note is due on December 15, 2021. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loan of $250,000, the Borrower also granted to the Lender 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. The fair value of the options was $46,380 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2021. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $117,760, which is being amortized over the term of the note.

During the years ended June 30, 2021 and 2020, amortization of $119,763 and $12,899 was recognized as interest expense, respectively. As of June 30, 2021 and 2020, the balance of the note payable is $500,000 and $250,000 less unamortized debt discount of $49,067 and $38,695 or $450,933 and $211,305, respectively. Interest expense of $72,917 and $6,250 was recognized on the convertible notes during the years ended June 30, 2021 and 2020, respectively.

Note 8 – Common stock payable

As of June 30, 2021 and 2020, common stock payable are as follows:

	June 30,	June 30,
	2021	2020
Purchase of inventory – related party	$-	$153,000
Related parties	477,000	277,000
Commitments	-	6,000
	$477,000	$436,000

Note 9 - Stockholders’ Equity

Common Stock

2021 Stock Issuances

During the year ended June 30, 2021, the Company had the following common stock transactions:

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

•	Issued 668,489 shares of common stock for common stock payable of $162,000
•	Issued 740,000 shares of common stock for service of $146,560 to related parties

2020 Stock Issuances

During the year ended June 30, 2020, the Company had the following common stock transactions:

•	Sold 1,782,666 shares of its common stock for total cash proceeds of $393,000. Included with these issuances were warrants to purchase up to 4,939,635 shares at exercise prices of $0.50 and $2.50.
•	Issued 984,253 shares of its common stock with total value of $471,476 as compensation for salary, accounting, legal and advisory services.
•	Issued 400,000 shares of its common stock in exchange for convertible note payable with a value of $200,000 (see Note 7).
•	Issued 516,000 shares of its common stock upon exercise of warrants for $221,000 in cash.
•	Issued 53,333 shares of its common stock associated with the exercise of warrants for $16,000 for services.
•	Issued 430,000 shares of common stock for stock subscriptions of $170,000 received prior to June 30, 2019.
•	Issued a total of 704,668 shares of its common stock with a value of $207,000 for transactions with Radiant.
•	Issued 60,000 shares of common stock to replace lost shares.

Common Stock to be Issued

As of June 30, 2021 and 2020, the Company received payment for unissued capital stock resulting in 0 and 425,000 share of common stock to be issued for payments of $0 and $139,500, respectively.

Balance at June 30, 2019	$170,000
Received on subscription	139,500
Common stock certificates issued	(170,000)
Balance at June 30, 2020	139,500
Received on subscription	-
Common stock certificates issued	(139,500)
Balance at June 30, 2021	$-

Stock Purchase Warrants

Transactions in stock purchase warrants for the years ended June 30, 2021 and 2020 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2019	14,655,654	$1.14
Granted	5,567,137	1.40
Exercised – shares issued	(1,051,001)	0.44
Exercised – subscription received	(300,000)	0.30
Expired – subscription received	(11,824,655)	1.12
Balance at June 30, 2020	7,047,135	1.52
Granted	2,278,996	1.06
Exercised – shares issued	(175,000)	0.39
Expired	(6,081,802)	1.60
Balance at June 30, 2021	3,069,329	$2.27

The intrinsic value of the warrants as of June 30, 2021 is $0. All of the outstanding warrants are exercisable as of June 30, 2021.

During the year ended June 30, 2021, the Company issued 2,278,996 warrants to purchase common stock. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	Year ended June 30, 2021	Year ended June 30, 2020
Exercise price	$ 0.30 to 2.00	$1.00
Expected term (in years)	0.04 – 2.00 years	1.00 years
Risk-free rate	0.12–0.17%	0.13to0.18%
Volatility	440-660%	111to190%
Dividend yield	-	-

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees directors, and consultants.

During the year ended June 30, 2021, pursuant the Company’s Option Plan, the Company granted 2,125,000 stock options with exercise prices of a range from $0.10 to $0.30 and a term of two or five years. These options vested immediately or 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $369,979 of which $127,993 was recognized in the year ended June 30, 2021. At June 30, 2021, compensation cost for non-vested options of $241,986 will be recognized over the next year.

During the year ended June 30, 2020, pursuant the Company’s Option Plan, the Company granted 3,200,000 stock options with exercise prices of $0.10 and a term of five years. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $474,491 of which $189,797 was recognized in the year ended June 30, 2020 and $284,695 was recognized in the year ended June 30, 2021.

Also, during the year ended June 30, 2020, the Company issued 100,000 stock options with an exercise price of $0.25 with a 5-year term in connection with a sale of shares of common stock for cash. The options vested upon issuance. The fair value of the options was $433 and was recognized in the year ended June 30, 2020.

Also, during the year ended June 30, 2020, the Company issued 400,000 stock options to a related party with an exercise price of $0.50 with a 5-year term. These options vested 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of the options was $121,278 of which $48,511 was recognized in the year ended June 30, 2020 and $72,767 was recognized in the year ended June 30, 2021.

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

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

June 30,
	2021	2020
Trading price	$0.15 - 0.55	$0.06 - 0.47
Exercise price	$0.10 - 0.30	$0.10 - 0.50
Expected term (in years)	1.0 to 2.50	1.0 to 5.0
Risk-free rate	0.09%-0.27%	0.19%-2.46%
Volatility	235%-539%	97%-174%
Dividend yield	-	-

For options issued in the year ended June 30, 2021 and 2020, the volatility rate is based on the Company’s volatility. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the years ended June 30, 2021 and 2020 is as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2019	1,455,000	$4.59	4.59
Granted	3,800,000	0.15	4.79
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2020	5,255,000	0.25	4.28
Granted	2,125,000	0.16	4.86
Expired or Forfeited	(100,000)	-	-
Exercised	-	-	-
Outstanding, June 30, 2021	7,280,000	0.23	3.76

Exercisable, June 30, 2021	5,765,000	$0.25	3.46

At June 30, 2021, the intrinsic value of the outstanding options was $60,500.

Note 10 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2021 and 2020.

At December 31, 2020 and 2019, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at June 30, 2021 and 2020.

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	June 30,	June 30,
	2021	2020
Federal statutory rates	$(995,785)	$(546,098)
Income tax adjustment
Expense not deductible in current period	-	306,567
Permanent difference	343	173
Valuation allowance against net deferred tax assets	995,442	239,358
Effective rate	$-	$-

At June 30, 2021, the Company had federal net operating loss carry forwards of approximately $1,563,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2021	2020

Operating loss carry forward	$1,562,788	$567,346
Valuation allowance	(1,562,788)	(567,346)
Net deferred income tax asset	$-	$-

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

Note 11 - Related Party Transactions

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

Note 12 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. Total expense recognized under this agreement during the year ended June 30, 2020 was $70,855. At June 30, 2021 and 2020, the Company has a balance of $30,000 and $27,000 payable and $0 and $6,000 worth of common stock, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the year ended June 30, 2021 and 2020, compensation expense of $317,497 and $284,130 was recognized under this agreement, respectively. At June 30, 2021 and 2020, the Company has a payable due to its CEO of $0 and $150,000, respectively. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 13 – Inventory Financing Payable – Related Party

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

During the year ended June 30, 2021 the company cancelled the contemplated purchase of inventory and returned $500,000 to the related party. The related party has agreed to allow the Company to retain the balance to fund future purchases and general operating expenses.

Note 14 - Subsequent Events

On September 24, 2021, the Company issued 300,000 shares of common stock to settle $30,000 of accounts payable.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of June 30, 2021. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall and Mr. Mulgrew assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsourced to a qualified consulting firm and we immediately engaged a new financial services provider. We subsequently replaced that provider with an internal accounting contractor.

We have also made the determination that we need to dedicate more of the company’s current and future financial resources to this function and engaged a permanent Chief Financial Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Christopher Mulgrew, Chief Financial Officer

Prior to joining Hawkeye Systems, Inc., Mr. Mulgrew performed contract CFO, mergers and acquisitions consulting for Gimmal, Inc., a private equity backed SaaS company. In 2019 and 2020 he was Chief Financial Officer for Panther Fluids Management, LLC, a Houston-based engineering and drilling fluids company. Prior to that Mr. Mulgrew ended his tenure at award-winning JEMSU, LLC in 2018 as Chief Executive Officer where he had served as Chief Financial Officer 2011-2017. He helped build JEMSU via multiple acquisitions and an aggressive organic growth strategy. In 2009 and 2010 Mr. Mulgrew was the Global Controller for the Shell Technology Ventures Fund, a $1.4 billion venture capital fund focused on upstream oil and gas technology companies. While at STV he served on the board of several portfolio companies including Prometheus Energy Group, Inc., ThruBit BV (acquired by Schlumberger), and Smartpipe Technologies. During 2009-2010 Mr. Mulgrew was Chief Operating Officer of Pacific Western Brewing Ltd., Canada’s largest independent brewery and beverage company. Previously he led the IPO via reverse merger of Acro Energy Technologies Corp as Chief Financial Officer. Mr. Mulgrew earned an MBA from the top-ranked Jones Graduate School of Business at Rice University and holds a BBA in Accounting from Simon Fraser University in Canada. Christopher is also qualified as a Chartered Public Accountant in Canada and a Certified Public Accountant in the US and has completed executive programs at the London School of Business.

M. Richard Cutler, Director

Mr. Cutler founded Cutler Law Group in 1996. Mr. Cutler has practiced in the general corporate and securities area and international business transactions since his graduation from law school. Mr. Cutler is a graduate of Brigham Young University (B.A., magna cum laude, 1981); and Columbia University School of Law (J.D. 1984). While at Columbia, Mr. Cutler was honored as a Harlan Fiske Stone Scholar, was Managing Editor of the Columbia Journal of Law and Social Problems, received a Recognition of Achievement with Honors in Foreign and International Law, Parker School of Foreign and Comparative Law and was honored for best senior writing for “United States v. Ross: A Solution to the Automobile Container Dilemma?” published in the Columbia Journal of Law & Social Problems in 1983. Mr. Cutler was admitted to the State Bar of Texas in 1984 and the State Bar of California in 1990. After law school, Mr. Cutler joined Jones, Day, Reavis & Pogue where he practiced in the corporate, securities and mergers and acquisitions departments. Mr. Cutler subsequently spent five years in the corporate and securities department in the Dallas office of Akin, Gump, Strauss, Hauer & Feld. After moving to the west coast, Mr. Cutler was with the Los Angeles office of Kaye, Scholer, Fierman, Hayes & Handler, a New York based law firm, where he continued his corporate securities practice. In 1991, Mr. Cutler founded the law firm of Horwitz, Cutler & Beam in Anaheim California, a general practice firm, where he managed the corporate and securities practice for five years. In 1996, Mr. Cutler formed Cutler Law Group in Newport Beach, California, a firm which specializes only in general business, corporate and securities law, as well as international business transactions. Cutler Law Group moved to Augusta, Georgia in September 2002, where he continued to practice law and operated The Club at Raes Creek, a first class swim, tennis and fitness club while continuing his legal practice in Augusta. From 2008 until 2010, Mr. Cutler was President and Chief Executive Officer of Sustainable Power Corp., a company in Baytown, Texas specializing in green energy technologies. Cutler Law Group moved to Houston, Texas in June 2009. Mr. Cutler has been admitted to the U.S. Federal District Courts, Central and Northern Districts of California, U.S. Federal District Court, Southern District of Texas, as well as the U.S. Court of Appeals, Ninth Circuit. Mr. Cutler is the author of “Comparative Conflicts of Law: Effectiveness of Contractual Choice of Forum,” published in the Texas International Law Journal. Mr. Cutler is a Director of Nymox Pharmaceutical, Inc.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2021, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods and
●	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Corby Marshall, Chief Executive Officer,	2021	180,000	0	100,000	37,497	317,497
	2020	180,000	0	0	148,399	328,399
Christopher Mulgrew, Chief Financial Officer	2021	195,000	-	-	182,493

*Mr. Marshall’s salary was accrued but unpaid for both 2020 and 2019, and subsequent to the 2020 fiscal year end the compensation for 2019 and 2020 was converted to 515,000 shares of common stock

Employment Agreements and Benefits

We currently do not currently provide any employee benefit or retirement programs. Our officers’ salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

We may also pay bonuses to our named executive officers and other employees at the discretion of the board of directors.

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)		Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
Corby Marshall	1,200,000	(2)	200,000	$0.10 to $0.55	2024-2026
Christopher Mulgrew	775,000	(2)	775,000	$0.11 to $0.30	2026
Richard Cutler	250,000	(2)	250,000	$0.11	2026

(1)	Option awards under our 2019 Director’s, Officers, Employees and Consultants Stock Option Plan.

(2)	Vesting schedule: 20% immediately on issuance and 20% every three months thereafter.

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees directors, and consultants.

During the year ended June 30, 2021, pursuant the Company’s Option Plan, the Company granted 3,725,000 stock options with exercise prices of a range from $0.10 to $0.30 and a term of two or five years. These options vested immediately or 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $369,979 of which $127,993 was recognized in the year ended June 30, 2021. At June 30, 2021, compensation cost for non-vested options of $241,986 will be recognized over the next year.

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

We did not pay director’s fees or other cash compensation for services rendered as a director in the fiscal year ended June 30, 2021

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 23, 2021, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is care of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after September 23, 2021 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	4,720,000	24.5%
Common Stock	M. Richard Cutler (2)	1,241,000	6.7%
Common Stock	Lucas Foster (3)	1,700,000	9.3%
Common Stock	Christopher Mulgrew (4)	775,000	4.2%
Common Stock	Steve Hall (5)	3,216,668	16.8%
All Executive Officers and Directors as a Group (3 persons)		5,541,000	31.5%

_____________

(1)	c/o Hawkeye Systems, Inc. Consists of 3,000,000 shares held by Mr. Marshall and 1,850,000 pursuant to options.
(2)	c/o Cutler Law Group, P.C., 6575 West Loop South, Suite 500, Bellaire, TX 77401. Consists of 241,000 shares held by Mr. Cutler and 1,200,000 pursuant to options.
(3)	c/o Hawkeye Systems, Inc. Consists of 800,00 shares held by Mr. Foster and 900,000 pursuant to options.
(4)	c/o Hawkeye Systems, Inc.Consists of options to purchase 775,000 shares of common stock.
(5)	c/o Hawkeye Systems, Inc. Consists of 1,436,668 shares of stock and options to purchase 1,780,000 shares of common stock.

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

On June 1, 2020, the Company entered into an agreement with a related party and a third party for the primary purpose of procurement, financing, transportation, sale and disposition and related matters in personal protection equipment (PPE), and all such other business incidental thereto. Pursuant to the agreement, the related party and third party paid $2,000,000 for a deposit on PPE. The balance of the $2,000,000 is payable from net profits from the venture as follows: 43.5% to the Company, 43.5% to the related party and 13.0% to the third party. Subsequent to repayment of the $2,000,000, net profits are distributed 40% to the Company, 20% to the related party and 40% to the third party.

On June 1, 2020, a related party provided $277,000 for the purchase of PPE. The related party agreed to convert $277,000 of such amount into common stock at $.25 per share. As at June 30, 2021, the Company has recorded this as amount as a common stock payable.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $45,060 and $65,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020 were $0 and $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2021. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: October 13, 2021	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2021	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: October 13, 2021	/s/ M. Richard Cutler
M. Richard Cutler, Director

