Form 10-Q
period 2021-09-30
Hawkeye Systems, Inc.
filed 2021-11-15
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 000-56332

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

The number of shares outstanding of each of the issuer’s classes of common equity as of October 26, 2021, was 19,329,148 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash	$97,085	$282,131
Prepaid expenses	13,000	3,000
Total current assets	110,085	285,131

Total assets	$110,085	$285,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$135,963	$133,088
Convertible note payable, net of discount - related party	480,373	450,933
Inventory financing payable - related party	500,000	500,000
Common stock payable - related party	477,000	477,000
Total current liabilities	1,593,336	1,561,021

Long-term liabilities:
PPP loan	16,983	16,983
Total liabilities	1,610,319	1,578,004

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 18,221,148 and 17,921,148 shares issued and outstanding, respectively	1,822	1,792
Additional paid-in capital	8,060,973	7,957,009
Common stock to be issued - 0 and 425,000 shares, respectively	-	-
Accumulated deficit	(9,563,029)	(9,251,674)
Total stockholders’ deficit	(1,500,234)	(1,292,873)
Total liabilities and stockholders’ deficit	$110,085	$285,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Sales	$-	$382,346
Cost of sales	-	320,379
Gross profit	-	61,967

Operating expenses:
General and administrative	22,889	13,797
Management compensation	171,299	153,662
Professional fees	26,270	38,024
Professional fees - related party	38,498	139,340
Marketing	-	48,418
Write-down of inventory	-	40,164
Total operating expenses	258,956	433,405

Loss from operations	(258,956)	(371,438)

Other expense:
Interest expense	2,041	(26,833)
Interest expense - related party	(54,440)	(12,899)
Financing expense	-	(55,497)
Financing expense - related party	-	(1,508,211)
Loss on settlement of debt	-	(370,269)
Total other expense	(52,399)	(1,973,709)

Net loss	$(311,355)	$(2,345,147)

Net loss per common share - basic and diluted	$(0.02)	$(0.15)
Weighted average common shares outstanding - basic and diluted	17,943,978	15,562,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2021

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	to be Issued	Deficit	Deficit
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$-	$(9,251,674)	$(1,292,873)
Common stock issued for settlement of debt	300,000	30	29,970	-	-	30,000
Stock based compensation – options	-	-	73,994	-	-	73,994
Net loss	-	-	-	-	(311,355)	(311,355)
Balance, September 30, 2021	18,221,148	$1,822	$8,060,973	$-	$(9,563,029)	$(1,500,234)

For the Three Months Ended September 30, 2020

				Common
			Additional	Stock
	Common Stock		Paid-in	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation – options	-	-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-	-	-	(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(311,355)	$(2,345,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	602
Write-down of inventory	-	40,164
Loss on settlement of debt	-	370,269
Amortization of debt discount	29,440	25,274
Stock based compensation – options and warrant	73,994	1,682,863
Change in operating assets and liabilities:
Accounts receivable	-	(1,815)
Inventory	-	(901,713)
Prepaid expense	(10,000)	(13,212)
Accounts payable and accrued liabilities	32,875	211,724
Common stock payable	-	3,000
Net cash used in operating activities	(185,046)	(927,991)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	67,500
Net cash provided by financing activities	-	67,500

Net change in cash	(185,046)	(860,491)
Cash beginning of period	282,131	911,747
Cash end of period	$97,085	$51,256

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$-	$525,978
Common stock issued for settlement of debt	$30,000	$-
Reclassification from note payable related party to stock payable	$-	$200,000
Reclassification from common stock to be issued to common stock	$-	$109,500
Debt forgiveness	$-	$20,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 – Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (“the Company”), a Nevada corporation incorporated on May 15, 2018, is a technology holding company evaluating strategic alternatives.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2021, as filed with the SEC on October 13, 2021.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the three months ended September 30, 2021 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	September 30,	September 30,
	2021	2020
Warrants	2,563,996	8,939,131
Options	7,280,000	5,255,000
Convertible notes	2,000,000	1,000,000
Total possible dilutive shares	11,843,996	15,194,131

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended September 30, 2021, the Company had a net loss of $311,355. As of September 30, 2021, the Company had an accumulated deficit of $9,563,029. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 – Convertible Notes Payable

Convertible notes – related party

On April 6, 2020, the Company issued convertible note payable of $250,000 with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. The original maturity date of the note was April 6, 2021.  The note has been extended for 12 months under the same terms and the new maturity date is April 6, 2022. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25per share. In consideration for the loan of $250,000, the Borrower also granted to the Lender 100,000stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. The fair value of the options was $13,297 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2020. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $51,594, which is being amortized over the term of the note.

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

During the three months ended September 30, 2021 and 2020, amortization of $29,440 and $25,274, respectively ,was recognized as interest expense. As of September 30, 2021 and June 30, 2021, the balance of the notes payable is $500,000 less unamortized debt discount of $19,627 and $49,067, to net $480,373 and $450,933, respectively. Interest expense of $22,917 and $1,958 respectively, was recognized on the convertible notes during the three months ended September 30, 2021 and 2020.

Note 4 – Common stock payable – related party

As of September 30, 2021 and June 30, 2021, the Company reported common stock payable of $477,000, which represents 1,908,000 shares to be issued. Subsequent to September 30, 2021 all of these shares were issued.

Note 5 – Stockholders’ Equity

Common Stock

During the three months ended September 30, 2021, the Company had the following common stock transactions:

•	300,000 shares issued valued at $30,000 for settlement of debt of $30,000.

Stock Purchase Warrants

Transactions in stock purchase warrants for the three months ended September 30, 2021 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2021	3,069,329	2.27
Granted	-	-
Exercised – shares issued	-	-
Expired	(505,333)	0.83
Balance at September 30, 2021	2,563,996	$2.71

The composition of the Company’s warrants outstanding at September 30, 2021 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	1.43
$0.30	349,998	2.84
$0.50	666,666	2.84
$1.00	708,666	2.84
$1.50	20,000	0.25
$2.00	718,666	2.66
	2,563,996	2.71

At September 30, 2021, the intrinsic value of the 2,563,996 outstanding warrant was $0.

Stock Options

Transactions in stock options for the three months ended September 30, 2021 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2021	7,280,000	0.23	3.76
Granted	-	-	-
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2021	7,280,000	0.23	3.50

Exercisable, September 30, 2021	6,170,000	$0.24	3.30

During the three months ended September 30, 2021, $73,994 was expensed, of which $29,997 was to related parties, and as of September 30, 2021, $167,992 remains unamortized, of which $79,995 is with related parties.

At September 30, 2021, the intrinsic value of the 7,280,000 outstanding options was $0.

Note 6 – Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. During the three months ended September 30, 2021, the Company issued 300,000 shares of common stock at $0.10 per share to settle accounts payable of $30,000. As of September 30, 2021 and June 30, 2021, the Company had a balance of $0 and $30,000 in accounts payable, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the three months ended September 30, 2021, compensation expense of $62,500 was recognized under this agreement. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 7 – Subsequent Events

Subsequent to September 30, 2021, the Company issued 1,108,000 shares for stock payable of $277,000.

Subsequent to September 30, 2021, the Company issued a letter of intent to acquire Six 15 Technologies, a technology company that designs, develops, and manufactures head-up displays (HUDs) for enterprise and defense users. The transaction being negotiated is an all-share transaction that will result in the acquirer holding a majority of the shares in the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2021.

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

Results of Operations

Three Months Ended September 30, 2021

We had operating revenues of $0 in our three months ended September 30, 2021. Cost of sales was $0 resulting in gross profit (loss) of $0.

Total operating expenses in the three months ended September 30, 2021 were $258,956 compared to $433,405 for the same period in 2020. The decrease in operating expenses is primarily a result of decreased write down of inventory, professional fees – related party and marketing expense offset by an increase in management compensation and general administrative expense. The Company’s net loss was $311,355 for the three months ended September 30, 2021 compared to $2,345,147 for the three months ended September 30, 2020. The net loss for this period is primarily a result of operating expenses, and interest expense.

Three Months Ended September 30, 2020

We had operating revenues of $382,346 in our three months ended June 30, 2020. Cost of sales was $320,379 resulting in gross profit of $61,967, or 16%. These revenues are from the sale of PPE products.

Liquidity and Capital Resources

Our cash balance at September 30, 2021 was $97,085 compared to $282,131 at June 30, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2022. We will require additional funding for our ongoing operations. While we have a loan payable from Radiant Systems of $1,305,800 and interest due from Radiant of $154,042, those amounts are reflected impaired on our balance sheet as a result of the litigation with Radiant. Nevertheless, we intend to vigorously pursue that litigation and expect to recover those amounts.

In addition, we intend to raise funds through the sale of equity and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through this offering or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2022, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,563,029 at September 30, 2021 and net loss from operations of $258,956.

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

Based on this evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting. Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the first quarter of the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 24, 2021 the Company issued 300,000 shares issued valued at $30,000 for settlement of debt of $30,000.

Item 3 – Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosure

No disclosure required.

Item 5 – Other Information

No disclosure required.

Item 6 - Exhibits

Exhibits:

Number	Description

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*     Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: November 15, 2021	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: November 15, 2021	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

