Form 10-Q
period 2021-12-31
Hawkeye Systems, Inc.
filed 2022-04-14
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common equity as of April 14, 2022, was 25,364,148 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash	$14,488	$282,131
Prepaid expenses	25,833	3,000
Total current assets	40,321	285,131

Total assets	$40,321	$285,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$163,314	$133,088
Convertible note payable, net of discount - related party	1,105,000	450,933
Inventory financing payable - related party	-	500,000
Common stock payable - related party	200,000	477,000
Total current liabilities	1,468,314	1,561,021

Long-term liabilities:
PPP loan	16,983	16,983
Total liabilities	1,485,297	1,578,004

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 25,364,148 and 17,921,148 shares issued and outstanding, respectively	2,536	1,792
Additional paid-in capital	8,452,632	7,957,009
Accumulated deficit	(9,900,144)	(9,251,674)
Total stockholders’ deficit	(1,444,976)	(1,292,873)
Total liabilities and stockholders’ deficit	$40,321	$285,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales	$-	$-	$-	$382,346
Cost of sales	-	-	-	320,379
Gross profit	-	-	-	61,967

Operating expenses:
General and administrative	91,154	8,482	114,043	22,279
Management compensation	225,440	187,624	396,739	341,286
Professional fees	12,864	17,380	39,134	55,404
Professional fees - related party	113,760	70,840	152,258	210,180
Marketing	2,695	34,871	2,695	83,289
Write-down of inventory	-	-	-	40,164
Total operating expenses	445,913	319,197	704,869	752,602

Loss from operations	(445,913)	(319,197)	(704,869)	(690,635)

Other expense:
Interest expense	(43)	-	(85)	(14,333)
Interest expense - related party	(40,886)	(37,504)	(63,803)	(62,903)
Financing expense	-	-	-	(55,497)
Financing expense - related party	-	-	-	(1,508,211)
Loss on settlement of debt	-	-	-	(370,269)
Total other expense	(40,929)	(37,504)	(63,888)	(2,011,213)

Net loss	$(486,842)	$(356,701)	$(768,757)	$(2,701,848)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.17)
Weighted average common shares outstanding - basic and diluted	23,265,176	16,194,261	20,604,565	15,905,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months and Six Months Ended December 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$(9,251,674)	$(1,292,873)
Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	120,287	(49,067)
Common stock issued for settlement of debt	300,000	30	29,970	-	30,000
Stock based compensation - options	-	-	73,994	-	73,994
Net loss	-	-	-	(281,915)	(281,915)
Balance, September 30, 2021	18,221,148	$1,822	$7,891,619	$(9,413,302)	$(1,519,861)
Common shares issued for stock payable	1,108,000	111	276,889	-	277,000
Stock based compensation - options			284,727	-	277,678
Stock option cashless exercised	6,035,000	603	(603)	-	-
Net loss				(486,842)	(486,842)
Balance, December 31, 2021	25,364,148	$2,536	$8,452,632	$(9,900,144)	$(1,444,976)

For the Three Months and Six Months Ended December 31, 2020

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation - options	-	-	119,155	-	-	119,155
Stock based compensation - warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-			(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193
Common shares issued for stock to be issued		-			-	-
Common stock issued exchanged for common stock payable	612,000	61	152,939	-	-	153,000
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common shares issued for settlement of debt	515,000	51	179,949	-	-	180,000
Stock based compensation - options		-	119,155	-	-	119,155
Stock based compensation - warrant	-	-	-	-	-	-
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss		-		-	(356,701)	(356,701)
Balance, December 31, 2020	17,064,659	$1,706	$7,524,390	$30,000	$(7,211,689)	$344,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(768,757)	$(2,701,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	737
Write-down of inventory	-	40,164
Loss on settlement of debt	-	370,269
Amortization of debt discount	-	47,985
Stock based compensation - options and warrant	358,721	1,802,018
Change in operating assets and liabilities:
Accounts receivable	-	47,116
Inventory	-	(901,713)
Prepaid expense	(22,833)	(7,439)
Accounts payable and accrued liabilities	60,226	300,874
Common stock payable	-	3,000
Net cash used in operating activities	(372,643)	(998,837)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	20,000
Net proceeds from convertible note - related party	105,000	250,000
Proceeds from exercise of warrants	-	67,500
Net cash provided by financing activities	105,000	337,500

Net change in cash	(267,643)	(661,337)
Cash beginning of period	282,131	911,747
Cash end of period	$14,488	$250,410

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$-	$525,978
Common stock issued for settlement of debt	$30,000	$-
Common stock issued exchanged for common stock payable	$277,000	$-
Replacement of Inventory financing payable to convertible note	$500,000	$-
Reclassification from note payable related party to stock payable	$-	$200,000
Reclassification from common stock to be issued to common stock	$-	$109,500
Debt forgiveness	$-	$20,932
Stock option cashless exercised	$603	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 - Summary of Significant Accounting Policies

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the six months ended December 31, 2021 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31,	December 31,
	2021	2020
Warrants	2,493,996	9,039,131
Options	1,006,000	5,355,000
Convertible notes	32,250,000	2,000,000
Total possible dilutive shares	35,749,996	16,394,131

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

We early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the six months ended December 31, 2021 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 2 - Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended December 31, 2021, the Company had a net loss of $768,757. As of December 31, 2021, the Company had an accumulated deficit of $9,900,144. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 - Convertible Notes Payable

Convertible notes - related party

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

During the six months ended December 31, 2021, the Company issued convertible note payable of $605,000 with simple interest at 12%, and simple interest at 20% per annum thereafter, of which $500,000 was replaced from inventory financing payable. The convertible note is due on October 1, 2022. At the option of holder, this note is convertible at any into shares of common stock at a conversion price of $0.02 per share.

During the six months ended December 31, 2021 and 2020, amortization of $0 and $35,610, respectively, was recognized as interest expense. As of December 31, 2021 and June 30, 2021, the balance of the notes payable is $1,105,000 and $500,000 less unamortized debt discount of $0 and $49,067, to net $1,105,000 and $450,933, respectively. Interest expense of $63,803 and $27,803, respectively, was recognized on the convertible notes during the six months ended December 31, 2021 and 2020.

In connection with the adoption of ASU 2020-06, we reclassified $169,354, previously allocated to the conversion feature, from additional paid-in capital to convertible notes on our balance sheet as of July 1, 2021. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $120,287 to accumulated deficit on our balance sheet as of July 1, 2021, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

Note 4 - Common stock payable - related party

As of December 31, 2021 and June 30, 2021, the Company reported common stock payable of $200,000 and $477,000, which represents 800,000 and 1,908,000 shares to be issued, respectively.

Note 5 - Stockholders’ Equity

Common Stock

During the six months ended December 31, 2021, the Company had the following common stock transactions:

•	300,000 shares issued valued at $30,000 for settlement of debt of $30,000.

•	1,908,000 shares issued valued at $277,000 for stock payable

•	6,000,000 shares issued for cashless exercise of 7,900,000 stock options

Stock Purchase Warrants

Transactions in stock purchase warrants for the six months ended December 31, 2021 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2021	3,069,329	2.27
Granted	-	-
Exercised - shares issued	-	-
Expired	(575,333)	0.94
Balance at December 31, 2021	2,493,996	$2.28

The composition of the Company’s warrants outstanding at December 31, 2021 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	0.92
$0.30	349,998	2.33
$0.50	666,666	2.33
$1.00	708,666	2.33
$2.00	668,666	2.33
	2,493,996	2.28

At December 31, 2021, the intrinsic value of the 2,493,996 outstanding warrant was $0.

Stock Options

Transactions in stock options for the six months ended December 31, 2021 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2021	7,280,000	0.23	3.76
Granted	1,876,000	0.20	5.00
Cancelled	(250,000)	0.50	2.08
Exercised	(7,900,000)	0.18	3.81
Outstanding, December 31, 2021	1,006,000	0.41	3.33

Exercisable, December 31, 2021	786,400	$0.42	2.94

During the six months ended December 31, 2021, the Company granted 1,876,000 options with a weighted exercise price of $0.20 valued at $132,210.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

December 31,
2021
Trading price	$0.07
Exercise price	$0.11 - 0.50
Expected term (in years)	5.00
Risk-free rate	0.27%
Volatility	466%
Dividend yield	-

During the six months ended December 31, 2021, $358,721 was expensed, of which $284,968 was to related parties, and as of December 31, 2021, $15,475 remains unamortized.

At December 31, 2021, the intrinsic value of the 1,006,000 outstanding options was $0.

Note 6 - Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. During the six months ended December 31, 2021, the Company issued 300,000 shares of common stock at $0.10 per share to settle accounts payable of $30,000. As of December 31, 2021 and June 30, 2021, the Company had a balance of $0 and $30,000 in accounts payable, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the six months ended December 31, 2021, compensation expense of $62,500 was recognized under this agreement. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 7 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the six months ended December 31, 2021.

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

Results of Operations

Three Months Ended December 31, 2021 compared to three months ended December 31, 2020

We had operating revenues of $0 in our three months ended December 31, 2021. Cost of sales was $0 resulting in gross profit (loss) of $0.

Total operating expenses in the three months ended December 31, 2021 were $445,913 compared to $319,197 for the same period in 2020. The increase in operating expenses is primarily a result of increased professional fess - related party, and management compensation. The Company’s net loss was $486,842 for the three months ended December 31, 2021 compared to $356,701 for the three months ended December 31, 2020. The net loss for this period is primarily a result of operating expenses, and interest expense.

Six Months Ended December 31, 2021 compared to six months ended December 31, 2020

We had operating revenues of $0 and $382,346, respectively, for the six months ended December 31, 2021 and 2020. Cost of sales was $0 and $320,379 resulting in gross profit (loss) of $0 and $61,967, respectively, for the six months ended December 31, 2021 and 2020.

Total operating expenses in the six months ended December 31, 2021 were $704,869 compared to $752,602 for the same period in 2020. The increase in operating expenses is primarily a result of increased, professional fees - related party and management compensation offset by a decrease in marketing and write-down of inventory. The Company’s net loss was $768,757 for the six months ended December 31, 2021 compared to $2,701,848 for the six months ended December 31, 2020. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at December 31, 2021 was $14,488 compared to $282,131 at June 30, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2022. We will require additional funding for our ongoing operations.

In addition, we intend to raise funds through the sale of equity and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through this offering or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2023, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $9,900,144 at December 31, 2021 and net loss from operations of $768,757.

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

Based on this evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting. Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31,2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 24, 2021 the Company issued 300,000 shares issued valued at $30,000 for settlement of debt of $30,000.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosure

No disclosure required.

Item 5 - Other Information

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

Hawkeye Systems, Inc.

Date: April 14, 2022	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: April 14, 2022	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

