Form 10-Q
period 2022-03-31
Hawkeye Systems, Inc.
filed 2022-05-19
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Non-accelerated Filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes       ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common equity as of May 16, 2022, was 25,089,148 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash	$18,717	$282,131
Prepaid expenses	4,833	3,000
Total current assets	23,550	285,131

Total assets	$23,550	$285,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$282,277	$133,088
Convertible note payable, net of discount - related party	1,175,000	450,933
Inventory financing payable - related party	-	500,000
Common stock payable - related party	200,000	477,000
Total current liabilities	1,657,277	1,561,021

Long-term liabilities:
PPP loan	-	16,983
Total liabilities	1,657,277	1,578,004

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 25,604,148 and 17,921,148 shares issued and outstanding, respectively	2,560	1,792
Additional paid-in capital	8,457,766	7,957,009
Accumulated deficit	(10,094,053)	(9,251,674)
Total stockholders’ deficit	(1,633,727)	(1,292,873)
Total liabilities and stockholders’ deficit	$23,550	$285,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Sales	$-	$2,174,596	$-	$2,556,942
Cost of sales	-	2,264,880	-	2,585,259
Gross profit	-	(90,284)	-	(28,317)

Operating expenses:
General and administrative	13,627	46,188	127,670	68,467
Management compensation	124,167	324,519	520,906	665,805
Professional fees	10,837	65,738	49,971	121,142
Professional fees - related party	15,500	101,085	167,758	311,265
Marketing	3,118	11,520	5,813	94,809
Write-down of inventory	-	446,331	-	486,495
Total operating expenses	167,249	995,381	872,118	1,747,983

Loss from operations	(167,249)	(1,085,665)	(872,118)	(1,776,300)

Other expense:
Interest expense	-	(238)	(85)	(14,571)
Interest expense - related party	(43,799)	(62,962)	(107,602)	(125,865)
Financing expense	-	-	-	(55,497)
Financing expense - related party	-	-	-	(1,508,211)
PPP loan forgiveness	17,139	-	17,139	-
Loss on settlement of debt	-	-	-	(370,269)
Total other expense	(26,660)	(63,200)	(90,548)	(2,074,413)

Net loss	$(193,909)	$(1,148,865)	$(962,666)	$(3,850,713)

Net loss per common share - basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.23)
Weighted average common shares outstanding - basic and diluted	25,604,148	17,454,241	22,298,958	16,826,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months and Nine months ended March 31, 2022

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Capital	to be Issued	Deficit
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$-	$(9,251,674)	$(1,292,873)
Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	-	120,287	(49,067)
Common stock issued for settlement of debt	300,000	30	29,970	-	-	30,000
Stock based compensation – options	-	-	73,994	-	-	73,994
Net loss	-	-	-	-	(281,915)	(281,915)
Balance, September 30, 2021	18,221,148	$1,822	$7,891,619	$-	$(9,413,302)	$(1,519,861)
Common shares issued for stock payable	1,108,000	111	276,889	-	-	277,000
Stock based compensation – options	-	-	284,727	-	-	284,727
Stock option cashless exercised	6,035,000	603	(603)	-	-	-
Net loss	-	-	-	-	(486,842)	(486,842)
Balance, December 31, 2021	25,364,148	$2,536	$8,452,632	$-	$(9,900,144)	$(1,444,976)
Stock option cashless exercised	240,000	24	(24)	-	-	-
Stock based compensation – options	-	-	5,158	-	-	5,158
Net loss					(193,909)	(193,909)
Balance, March 31, 2022	25,604,148	$2,560	$8,457,766	$-	$(10,094,053)	$(1,633,727)

For the Three Months and Nine Months Ended March 31, 2021

			Additional	Common
	Common Stock		Paid-in	Stock to	Accumulated	Total
	Shares	Amount	Capital	be Issued	Deficit
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067
Common shares issued for stock to be issued	365,000	37	109,463	(109,500)	-	-
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common shares issued for conversion of debt	469,623	47	525,931	-	-	525,978
Stock based compensation – options	-	-	119,155	-	-	119,155
Stock based compensation – warrant	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Net loss	-	-			(2,345,147)	(2,345,147)
Balance, September 30, 2020	15,837,659	$1,584	$6,934,597	$30,000	$(6,854,988)	$111,193
Common stock issued exchanged for common stock payable	612,000	61	152,939	-	-	153,000
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common shares issued for settlement of debt	515,000	51	179,949	-	-	180,000
Stock based compensation – options	-	-	119,155	-	-	119,155
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss		-		-	(356,701)	(356,701)
Balance, December 31, 2020	17,064,659	$1,706	$7,524,390	$30,000	$(7,211,689)	$344,407
Common shares issued for stock to be issued	60,000	6	29,994	(30,000)	-	-
Common shares issued for service - related party	540,000	54	113,946	-	-	114,000
Stock based compensation – options		-	158,151	-	-	158,151
Net loss		-		-	(1,148,865)	(1,148,865)
Balance, March 31, 2021	17,664,659	$1,766	$7,826,481	$-	$(8,360,554)	$(532,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(962,666)	$(3,850,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	737
PPP loan forgiveness	(17,139)	-
Write-down of inventory	-	486,495
Loss on settlement of debt	-	370,269
Amortization of debt discount	-	90,323
Stock based compensation – options and warrant	363,879	1,960,169
Common stock issed and warrants exercised for services	-	114,000
Change in operating assets and liabilities:
Accounts receivable	-	(32,944)
Deposit	-	(1,000,000)
Inventory	-	(373,956)
Prepaid expense	(1,833)	(1,666)
Accounts payable and accrued liabilities	179,345	69,530
Common stock payable	-	3,000
Net cash used in operating activities	(438,414)	(2,164,756)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	20,000
Issuances of notes payable, net of financing costs	-	16,983
Net proceeds from notes payable - related party	-	1,000,000
Net proceeds from convertible note - related party	175,000	250,000
Proceeds from exercise of warrants	-	67,500
Net cash provided by financing activities	175,000	1,354,483

Net change in cash	(263,414)	(810,273)
Cash beginning of period	282,131	911,747
Cash end of period	$18,717	$101,474

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$-	$525,978
Common stock issued for settlement of debt	$30,000	$-
Common stock issued exchanged for common stock payable	$277,000	$-
Replacement of Inventory financing payable to convertible note	$500,000	$-
Reclassification from note payable related party to stock payable	$-	$200,000
Reclassification from common stock to be issued to common stock	$-	$109,500
Debt forgiveness	$-	$20,932
Stock option cashless exercised	$627	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the nine months ended March 31, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	March 31,	March 31,
	2022	2021
Warrants	2,493,996	7,306,829
Options	1,006,000	5,880,000
Convertible notes	35,750,000	2,000,000
Total possible dilutive shares	39,249,996	15,186,829

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

We early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the nine months ended March 31, 2022 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 2 - Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2022, the Company had a net loss of $962,666. As of March 31, 2022, the Company had an accumulated deficit of $10,094,053. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

During the nine months ended March 31, 2022, the Company issued convertible note payable of $605,000 with simple interest at 12%, and simple interest at 20% per annum thereafter, of which $500,000 was replaced from inventory financing payable. The convertible note is due on October 1, 2022. At the option of holder, this note is convertible at any into shares of common stock at a conversion price of $0.02 per share.

During the nine months ended March 31, 2022 and 2021, amortization of $0 and $77,948, respectively, was recognized as interest expense. As of March 31, 2022 and June 30, 2021, the balance of the notes payable is $1,175,000 and $500,000 less unamortized debt discount of $0 and $49,067, to net $1,175,000 and $450,933, respectively. Interest expense of $107,602 and $47,917, respectively, was recognized on the convertible notes during the nine months ended March 31, 2022 and 2021.

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

Note 4 - Common stock payable - related party

As of March 31, 2022 and June 30, 2021, the Company reported common stock payable of $200,000 and $477,000, which represents 800,000 and 1,908,000 shares to be issued, respectively.

Note 5 - Stockholders’ Equity

Common Stock

During the nine months ended March 31, 2022, the Company had the following common stock transactions:

•	300,000 shares issued valued at $30,000 for settlement of debt of $30,000.

•	1,108,000 shares issued valued at $277,000 for stock payable

•	6,275,000 shares issued for cashless exercise of 7,900,000 stock options

Stock Purchase Warrants

Transactions in stock purchase warrants for the nine months ended March 31, 2022 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2021	3,069,329	2.27
Granted	-	-
Exercised – shares issued	-	-
Expired	(575,333)	0.94
Balance at March 31, 2022	2,493,996	$2.03

The composition of the Company’s warrants outstanding at March 31, 2022 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	0.68
$0.30	349,998	2.08
$0.50	666,666	2.08
$1.00	708,666	2.08
$2.00	668,666	2.08
	2,493,996	2.03

At March 31, 2022, the intrinsic value of the 2,493,996 outstanding warrant was $0.

Stock Options

Transactions in stock options for the nine months ended March 31, 2022 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2021	7,280,000	0.23	3.76
Granted	1,876,000	0.20	5.00
Cancelled	(250,000)	0.50	2.08
Exercised	(7,900,000)	0.18	3.81
Outstanding, March 31, 2022	1,006,000	0.41	3.09

Exercisable, March 31, 2022	859,600	$0.41	2.84

During the nine months ended March 31, 2022, the Company granted 1,876,000 options with a weighted exercise price of $0.20 valued at $132,210.

The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

During the nine months ended March 31, 2022, $363,879 was expensed, of which $284,968 was to related parties, and as of March 31, 2022, $10,317 remains unamortized.

At March 31, 2022, the intrinsic value of the 1,006,000 outstanding options was $0.

Note 6 - Commitments and Contingencies

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash. During the nine months ended March 31, 2022, the Company issued 300,000 shares of common stock at $0.10 per share to settle accounts payable of $30,000. As of March 31, 2022 and June 30, 2021, the Company had a balance of $0 and $30,000 in accounts payable, respectively.

On June 11, 2020, the Company formalized an employment agreement with its chief executive officer which provides for annual salary of $250,000 beginning with the calendar year 2020. The agreement also specified that the CEO would receive $180,000 of salary that was earned during the calendar year 2019. During the nine months ended March 31, 2022, compensation expense of $135,417 was recognized under this agreement. The agreement contained provisions for severance, health benefits, and a car allowance.

Note 7 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the nine months ended March 31, 2022.

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

Results of Operations

Three Months Ended March 31, 2022 compared to three months ended March 31, 2021

We had operating revenues of $0 and $2,174,596, respectively, for the three months ended March 31, 2022 and 2021. Cost of sales was $0 and $2,264,880 resulting in gross profit (loss) of $0 and ($90,284), respectively, for the three months ended March 31, 2022 and 2021.

Total operating expenses in the three months ended March 31, 2022 were $167,249 compared to $995,381 for the same period in 2021. The decrease in operating expenses is primarily a result of decreased management compensation and write-down of inventory. The Company’s net loss was $193,909 for the three months ended March 31, 2022 compared to $1,148,865 for the three months ended March 31, 2021. The net loss for this period is primarily a result of operating expenses, and interest expense.

Nine months Ended March 31, 2022 compared to nine months ended March 31, 2021

We had operating revenues of $0 and $2,556,942, respectively, for the nine months ended March 31, 2022 and 2021. Cost of sales was $0 and $2,585,259 resulting in gross profit (loss) of $0 and ($28,317), respectively, for the nine months ended March 31, 2022 and 2021.

Total operating expenses in the nine months ended March 31, 2022 were $872,118 compared to $1,747,983 for the same period in 2021. The decrease in operating expenses is primarily a result of decreased professional fees - related party and write-down of inventory. The Company’s net loss was $962,666 for the nine months ended March 31, 2022 compared to $3,850,713 for the nine months ended March 31, 2021. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at March 31, 2022 was $18,717 compared to $282,131 at June 30, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2022. We will require additional funding for our ongoing operations.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $10,094,053 at March 31, 2022 and net loss from operations of $872,118.

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

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 2.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Acting Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) , as of March 31, 2022. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a time basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having a sole officer and director handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting. Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No disclosure required.

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

Hawkeye Systems, Inc.

Date: May 17, 2022	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: May 17, 2022	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

