Form 10-K
period 2022-06-30
Hawkeye Systems, Inc.
filed 2022-12-14
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-227029

F

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $423,037 on the closing sale price of the registrant’s common stock on June 30, 2022 of $0.028 per share.

The number of shares of registrant’s common stock outstanding as of December 14, 2022 was 42,270,815.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Hawkeye Systems, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Hawkeye”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are a technology holding company, our previous focus was on pandemic management products and services. We are currently seeking other opportunities, while actively trying to liquidate mask inventory and wind-up existing deals. The Company looks to license and acquire technology that improves life and to work with partners to develop cutting edge, “smart” products for a variety of markets. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our company, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, (iii), recruiting and adding additional consultants and employees, and (iv) liquidating our stock of personal protective equipment (“PPE”) products through numerous sources.

Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 912-388-6720 and our website is www.hawkeyesystemsinc.com.

Business Description

In July 2021, the Company’s management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of the Company’s resources.

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

We will not restrict our search for target businesses to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of industry that may, in our management’s opinion, meet our business objectives as described in this annual report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter potential business opportunities. We have not chosen the industry or business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event, we may pay a finder’s fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 5% and 25% of the size of the overall transaction, based upon a sliding scale of the amount involved and a variety of other factors.

Selection of a target business and structuring of a business combination

Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	the financial condition and results of operation of the target;
•	the growth potential of the target and that of the industry in which the target operates;
•	the experience and skill of the target’s management and availability of additional personnel;
•	the capital requirements of the target;
•	the competitive position of the target;
•	the stage of development that the target’s products, processes, or services are at;
•	the degree of current or potential market acceptance of the target’s products, processes, or services;
•	proprietary features and the degree of intellectual property or other protection of the target’s products, processes, or services
•	the regulatory environment of the industry in which the target operates;
•	the prospective equity interest in, and opportunity for control of, the target; and
•	the costs associated with effecting the business combination.

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

We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Investment Company Act

The Investment Company Act of 1940 (the “Investment Company Act”) defines an “investment company” as any issuer which is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. We may participate in a business or opportunity by purchasing, trading, or selling the securities of a business. However, as we do not intend to engage primarily in these activities, we believe that we do not fall under the Investment Company Act’s definition of investment company, and we do not intend to register the Company as an “investment company” under the Investment Company Act. We do not believe that registration under the Investment Company Act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an “investment company” and avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definition and scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to a business combination. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

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

Intellectual Property

The Company currently does not own any intellectual property, and directly acquiring the intellectual property of a third party is not part of our current strategy.

Regulation

In our current business we are subject to local, state, federal and foreign governmental laws and regulations.  Upon completion of an acquisition, we will have significant additional regulation based on the nature of the business.

Investment in HIE LLC

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). To pursue this objective, the parties agreed to form a Nevada limited liability company, HIE, LLC (“HIE”). According to the terms and conditions of the Membership Agreement, HIE would be terminated and dissolved upon the earliest to occur of: (i) the sale of HIE’s interest in the procurement, financing, transportation, sale and disposition of PPE; (ii) the refusal or inability of any party to comply with the requirements, obligations or stipulations of the Membership Agreement; (iii) the unanimous agreement of the parties; or (iv) the order of a court of competent jurisdiction. Eagle, Ikon and the Company would participate each in 33% of any net profits generated by HIE. Eagle contributed to HIE by providing and arranging to procure a loan (the “Origination Loan”), sufficient to cover all capital needed for each PPE purchase (a “Deal”); and additional funds, as needed, to cover additional expenses towards the costs of goods (“Additional Contribution”). The Company contributed by assigning its agreement to purchase gloves and agreed to issue convertible promissory notes to Eagle to secure the Origination Loan and any Additional Contribution. The parties agreed to pay an equal portion of all administrative expenses incurred by HIE. In the event of a loss of capital, all parties shall contribute to repay the Origination Loan and Additional Contribution with each paying 33.3% of the loss.

The proceeds of each Deal shall be first distributed to Eagle, as repayment for any Additional Contribution. The next proceeds will be allocated to the repayment of the Origination Loan. After the Origination Loan is repaid, net proceeds will be distributed as follows: (i) Eagle shall receive the greater of $0.25 per box of gloves or 33.3% of the net proceeds. If net proceeds are more than $0.25, but less than $0.75 per box, once the first $0.25 is paid to Eagle, the Company and Ikon will share in the remaining profits equally. If the net profits are more than $0.75 per box, all the parties will receive 33.3% of the net profits. Net losses shall be allocated between the parties which each being allocated 33.3%.

HIE will be managed by a manager appointed by the parties in accordance with a policy established by the policy committee. Each of the Company and Ikon will have 25 votes in the policy committee and Eagle will have 50 votes.

In October 2022, HIE provided the Company with its financial statements. HIE incurred a net gain of $59,208 between July 01, 2021 and June 30, 2022, and a net loss of 1,385,962 between July 01, 2020 to June 30, 2021, of which the Company has recorded a gain on investment of $19,736, and a loss on investment of $461,987, in fiscal year end of June 30, 2022, and 2021, respectively.

Company Policies

The Company has adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

The Company currently has two full time employees.

Legal Proceedings

The Company is not currently a party to any material legal proceedings and is not aware of any material threatened litigation.

Offices

Our current executive offices are provided by management of the Company. We do not pay any rent, and there is no agreement to pay any rent in the future.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

We own no properties related to our operations. We operate from business offices provided by our executive officers.

Item 3. Legal Proceedings.

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company would acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, resulting in the acquisition of Radiant. In April 2020, the Company received notice from Radiant of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note and interest are impaired on our balance sheet while we resolve this dispute. We had filed a complaint against Radiant and its principals and intended to vigorously pursue this matter and litigation. The dispute was amicably resolved by the parties by means of a Settlement Agreement and Release of All Claims dated November 17, 2021, whereby the Company as “plaintiff” and “cross-defendant” released, and was in turned released, by Radiant, Gianna Wolfe and Michael Mansouri from any and all claims in connection with the stock purchase agreement and revolving note. No payment was due to or made by the Company in connection with the settlement and release of this action.

On November 13, 2019, 5W Public Relations LLC (“5W”) filed a complaint against Hawkeye Systems, Inc. relating to payments allegedly due under a contract for public relations services. Hawkeye vigorously disputed the allegations in the complaint as 5W Public Relations provided virtually no services to Hawkeye during the term of this arrangement but was paid a substantial amount of funds. Hawkeye engaged counsel to provide counterclaims for failure of consideration, fraud in the inducement, general fraud, and other causes of action. This proceeding was resolved by a Stipulation of Settlement dated May 19, 2022, filed with the Supreme Court of the State of New York. The Company settled all of 5W’s claims for the sum of $30,000.

Other than the foregoing, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019 the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on December 14, 2022 was $0.018 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
June 30, 2022 to date	$0.02	$0.01
Quarter ended June 30, 2022	$0.05	$0.02
Quarter ended March 31, 2022	$0.06	$0.04
Quarter ended December 31, 2021	$0.13	$0.02
Quarter ended September 30, 2021	$0.14	$0.06
Quarter ended June 30, 2021	$0.13	$0.06
Quarter ended March 31, 2021	$0.55	$0.13

Holders

As of December 14, 2022, there were approximately 983 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

Convertible Promissory Note 1

On April 6, 2020, the Company and Steve Hall (the “Lender”), an investor who holds 75% of the Company’s shares of common stock, entered into a convertible promissory note agreement for the principal amount of $250,000 with simple interest accruing at 10% per annum, if repaid within 90 days, and simple interest accruing at 20% per annum if repaid thereafter. The convertible note was extended to April 6, 2022. At the option of holder, the note is convertible into shares of common stock of the Company at any time, during the six months following the date of issuance until the one-year anniversary of the date of issuance at a conversion price of $0.25 per share.

On September 1, 2021, the Company authorized the issuance of 8,829,910 shares of common stock at $0.036 per share to convert the principal balance of the convertible notes equivalent to $250,000, plus accrued interest of $64,880.  The aggregate total of $314,880 was recorded as stock payable as of June 30, 2022.  The shares were issued on July 28, 2022.

In consideration for the loan of $250,000, the Company also granted to the Lender 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance of the note, and eventually exercised into 80,000 shares of common stock at purchase price of $0.04 per share on November 02, 2021.

Convertible Promissory Note 2

On December 15, 2020, the Company and Steve Hall (the “Lender”), an investor who holds 75% of the Company’s shares of common stock, entered into a convertible promissory note agreement for the principal amount of $250,000 with simple interest accruing at 10% per annum, if repaid within 90 days, and simple interest accruing at 20% per annum if repaid thereafter. The convertible note was due on December 15, 2021. At the option of holder, this note is convertible to shares of the Company’s common stock, at any time during the six months following the date of issuance until the one-year anniversary of issuance date at a conversion price of $0.25 per share.

In consideration for the $250,000 loan, the company also granted the lender 100,000 stock options, exercisable at $0.25, for a period of two years. These options vested upon the issuance of the notes and eventually exercised for 80,000 common shares at a purchase price of $0.04 each on November 2, 2021.

Effective September 1, 2021, the company authorized the issuance of 7,836,757 common shares to be converted into the principal amount of the convertible note, equivalent to $250,000, plus accrued interest of $29,644. The aggregate total of $279,464 was recorded as stock payable as of June 30, 2022.  The shares were issued on July 28, 2022.

Restricted Common Stocks - Richard Cutler

On May 23, 2022, the Company granted 500,000 shares of restricted common stock as compensation to Richard Cutler, a director. The shares where appraised at $20,000 and were granted in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover. The shares are still in the process of issuing.

Restricted Common Stocks - Christopher Mulgrew

On May 23, 2022, the Company granted 250,000 shares of restricted common stock as compensation to Christopher Mulgrew, the Company’s Chief Finance Officer. The shares where appraised at $10,000 and were granted in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover.  The stocks are still in the process of issuing.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2022.

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

Financial Condition and Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operations.

We expect we will require additional capital to develop our business plan. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Fiscal Years Ended June 30, 2022 and 2021

the Company had $0 operating revenues during fiscal year 2022 as the Company ceased operations of its PPE business since July 2021.  In our fiscal year ended June 30, 2021, we had operating revenues of $2,556,942.  Cost of sales was $2,576,875 resulting in gross loss of $19,933, or (0.8%). These revenues are from the sale of PPE products.

Total operating expenses in the year ended June 30, 2022 were $1,230,468 compared to $2,583,100 for the same period in 2021. The decrease in operating expenses is primarily a result of company downsizing.  The Company’s net loss was $1,288,802 for the fiscal year ended June 30, 2022 compared to $5,203,820 for the fiscal year ended June 30, 2021. The net loss for the fiscal year 2022 is primarily a result of operating expenses, and interest expense.

During our fiscal year 2021, total operating expenses were $2,583,100 compared to $2,217,981 for the same period in 2020. The increase in operating expenses is primarily a result of increased write down of inventory.  The Company’s net loss was $5,203,820 for the fiscal year ended June 30, 2021 compared to $2,600,468 for the fiscal year ended June 30, 2020. The net loss for the fiscal 2021 is primarily a result of operating expenses, financing expense, loss on settlement of debt and, loss on investment in HIE.

Liquidity and Capital Resources

Our cash balance at June 30, 2022 was $325 compared to $282,131 at June 30, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2022.  We will require additional funding for our ongoing operations.

During our fiscal year ended June 30, 2022, the Company issued common stock valued at $30,000 in connection with a settlement of accounts payable. In addition, the Company issued common stock valued $477,000 associated with stock payables settlements by related parties.

As of our fiscal year ended June 30, 2021, we raised approximately $20,000 from private offerings of our common stock and an additional $67,500 from exercise of warrants. We raised additional funds of $500,000, net from a related party, which is included in inventory financing payable and $250,000 from convertible notes related party.

In addition, we intend to raise funds through the sale of equity and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through offerings or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2023, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

We are a smaller reporting company and have accumulated losses to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation through private placements, warrant exercises or alternative financings to implement our business plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through equity offerings, warrant exercises, and related party advances in the near future. We have no guarantees or firm commitments that the related party advances will continue in the near future.

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements, we do have a line a credit form a related party (see Note 7 to the Financial Statements). Generally, we have financed operations to date through proceeds from the sale of our common stock, warrant exercises and convertible loans.

Management anticipates additional increases in operating expenses relating to: (i) developmental expenses; and (ii) legal and accounting fees, required to complete our filings with the SEC. We intend to finance these expenses with issuances of securities and through the exercise of outstanding warrants.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue our operations.

Material Commitments

As of the date of this annual report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $10,882,176 at June 30, 2022 and net loss from operations of $1,288,802.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans and raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance its operations as well as to identify, negotiate and materialize a business combination with a target business. The Company believes its current available cash may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawkeye Systems, Inc. (the "Company") as of June 30, 2022 and 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Restatement of June 30, 2021 Financial Statements

As discussed in Note 4 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2018

Lakewood, CO

December 14, 2022

HAWKEYE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021 (Restated)
ASSETS
Current assets:
Cash	$325	$282,131
Prepaid expenses	1,333	3,000
Total current assets	1,658	285,131

Investment in HIE	-	245,667

Total assets	$1,658	$530,798

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$273,592	$133,088
Convertible note payable, net of discount - related party	500,000	450,933
Line of credit – related party	265,000	-
Inventory financing payable - related party	-	500,000
Common stock payable	-	200,000
Common stock payable - related party	624,344	277,000
Total current liabilities	1,662,936	1,561,021

Long-term liabilities:
Loan payable to Eagle - JV partner	442,251	707,654
PPP loan	-	16,983
Total liabilities	2,105,187	2,285,658

Commitments and contingencies (Notes 16)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 25,604,148 and 17,921,148 shares issued and outstanding, respectively	2,560	1,792
Additional paid-in capital	8,776,087	7,957,009
Accumulated deficit	(10,882,176)	(9,713,661)
Total stockholders’ equity (deficit)	(2,103,529)	(1,754,860)
Total liabilities and stockholders’ equity (deficit)	$1,658	$530,798

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2022	2021 (Restated)

Sales	$-	$2,556,942
Cost of sales	-	2,576,875
Gross profit (loss)	-	(19,933)

Operating expenses:
General and administrative	284,751	166,713
Management compensation	799,593	897,651
Professional fees	78,811	173,226
Professional fees - related party	61,500	367,228
Marketing	5,813	94,809
Write-down of inventory	-	883,473
Total operating expenses	1,230,468	2,583,100

Loss from operations	(1,230,468)	(2,603,033)

Other income and (expense):
Interest expense	-	(14,613)
Interest expense - related party	(95,363)	(180,305)
Financing expense	-	(65,402)
Financing expense - related party	-	(1,508,211)
PPP loan forgiveness	17,293	-
Gain (loss) on investment in HIE	19,736	(461,987)
Loss on settlement of debt	-	(370,269)
Total other expense	(58,334)	(2,600,787)

Net loss	$(1,288,802)	$(5,203,820)

Net loss per common share - basic and diluted	$(0.06)	$(0.31)
Weighted average common shares outstanding - basic and diluted	23,123,336	16,784,557

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	To Be Issued	Deficit	Equity (Deficit)
Balance, June 30, 2020	14,828,036	$1,483	$4,527,925	$139,500	$(4,509,841)	$159,067

Common shares issues for stock to be issued	425,000	43	139,457	(139,500)	-	-
Common shares issued for conversion of debt	469,623	47	525,931		-	525,978
Common stock and warrants issued for cash	100,000	10	19,990	-	-	20,000
Common stock and warrants issued for services - related parties	740,000	74	146,486	-	-	146,560
Stock based compensation – options	-	-	485,455	-	-	485,455
Stock based compensation – warrants	-	-	1,563,708	-	-	1,563,708
Debt forgiveness	-	-	20,932	-	-	20,932
Warrants exercised for cash	175,000	17	67,483	-	-	67,500
Common stock issued for settlement of debt	515,000	51	179,949	-	-	180,000
Common stock issued for common stock payable	668,489	67	161,933	-	-	162,000
Beneficial conversion feature	-	-	117,760	-	-	117,760
Net loss	-	-	-	-	(5,203,820)	(5,203,820)
Balance, June 30, 2021 (Restated)	17,921,148	$1,792	$7,957,009	$-	$(9,713,661)	$(1,754,860)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	-	120,287	(49,067)
Common stock issued for settlement of account payable	300,000	30	29,970	-	-	30,000
Stock based compensation – options	-	-	482,200	-	-	482,200
Stock option cashless exercised	6,275,000	627	(627)	-	-	-
Common stock issued for common stock payable	1,108,000	111	476,889	-	-	477,000
Net loss	-	-	-	-	(1,288,802)	(1,288,802)
Balance, June 30, 2022	25,604,148	$2,560	$8,776,087	$-	$(10,882,176)	$(2,103,529)

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2022	2021 (Restated)
Cash flows from operating activities:
Net loss	$(1,288,802)	$(5,203,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	737
PPP loan forgiveness	(17,293)	-
Bad debt	-	79,000
Write-down of inventory	-	883,473
Loss on settlement of debt	-	370,269
Amortization of debt discount	-	119,763
Stock based compensation – options and warrant	482,200	2,049,163
Common stock issued and warrants issued for services	-	146,560
Change in operating assets and liabilities:
Accounts receivable	-	(31,344)
Inventory	-	(373,956)
Prepaid expense	541	3,667
Accounts payable and accrued liabilities	296,284	7,402
Common stock payable	-	3,000
Net cash used in operating activities	(527,070)	(1,946,086)

Cash flows from investing activities:
(Gain) loss on investment in HIE	(19,736)	461,987
Net cash used in investing activities	(19,736)	461,987

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	20,000
Issuances of notes payable, net of financing costs	-	16,983
Net proceeds from notes payable - related party	-	1,000,000
Repayment of notes payable - related party	-	(500,000)
Net proceeds from line of credit	265,000	-
Net proceeds from convertible note - related party	-	250,000
Proceeds from exercise of warrants	-	67,500
Net cash provided by financing activities	389,344	854,483

Net change in cash	(281,806)	(629,616)
Cash beginning of period	282,131	911,747
Cash end of period	$325	$282,131

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued on conversion of note payable	$-	$535,978
Common stock issued for settlement of accounts payable	$30,000
Common stock issued exchanged for common stock payable	$477,000	$162,000
Common stock issued for accrued salary	$-	$180,000
Replacement of Inventory financing payable to convertible note	$500,000
Beneficial conversion feature	$-	$117,760
Reclassification from note payable related party to stock payable	$-	$200,000
Reclassification from common stock to be issued to common stock	$-	$109,500
Debt forgiveness	$17,293	$20,932
Stock option cashless exercised	$627	-

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2022 and 2021

Note 1 - Organization

Hawkeye Systems, Inc. (the “Company”), a Nevada corporation incorporated in May 15, 2018, is a technology holding company until 2022 we focused on pandemic management products and services. We have decided to wind down our PPE business and we are currently looking for opportunities to license and/or acquire interests in a target business with significant growth potential. We will not restrict our search for target businesses to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of industry that may, in our management’s opinion, meet the business objectives determined by our management team.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include useful lives of property and equipment, fair value assumptions used for stock-based compensation, and the valuation allowance on deferred tax assets.

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. There were no cash equivalents as of June 30, 2022 and 2021.

Financial instruments

For certain of the Company’s financial instruments, including cash, and convertible note payable, related party, the carrying amounts approximate their fair values due to their short maturities.

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

The Company had no balance on accounts receivable and allowance for doubtful accounts at June 30, 2022 or 2021.

Inventory

Inventories, consisting of finished goods and goods in transit, are primarily accounted for using the first-in-first-out (“FIFO”) method of accounting. Inventories are measured at the lower of cost and net realizable value. The Company estimates the net realizable value of inventories based on an assessment of expected sales prices.

The Company has no inventory as of June 30, 2022, and 2021, respectively.

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

Common stock purchase warrants and derivative financial instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception; are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company's common stock, and convertible note payable. For the years ended June 30, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2022	June 30, 2021
Warrants	2,493,996	3,069,329
Options	4,256,000	7,280,000
Convertible notes	42,247,315	2,000,000
Total possible dilutive shares	48,997,311	12,349,329

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

During the year ending June 30, 2022, volatility was based on average rates for trading price of the Company’s share, while at the year ending June 30, 2021, volatility was based on average rates for similar publicly traded companies.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

The Company early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the year ended June 30, 2022 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 3 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended June 30, 2022, the Company had a net loss of $1,288,802. As of June 30, 2022, the Company had an accumulated deficit of $10,882,176. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Restatement of Financial Statements for the Year End June 30, 2021

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Agreement, the interest of any net profits shall be shares 33.3% among each member.  In an event that there is a loss in some or all of the capital, all members of HIE shall be responsible to contribute capital to repay the loan, and additional contribution, with each party being responsible for 33.3% of the loss.

Restatement Effect on Financial Statements

The Company did not receive any updates of fiscal year 2021 financial statements from HIE until October 2022.  For the fiscal year ended June 30, 2021, HIE has obtained a loan of $2,122,963 secured by Eagle as initial funding, of which the Company has recognized 1/3 of its portion of $707,654 as a guarantee of loan payable to Eagle - JV partner, the same amount as investment in HIE, as stipulated in the Membership Agreement. In addition, HIE incurred an operating loss of $1,385,962, which resulted in the Company recording 1/3 of its loss of $461,987 under other expenses on the statement of income to offset the investment in HIE as under equity method in accordance with FASB ASC 323.

As of June 30, 2021, the balance of investment in HIE was $245,667 and the balance of loan due to Eagle - JV partner was $707,654.

Effects on the previously issued year 2021 balance sheet referencing the restatement of liability and equity are as follows:

Balance Sheet at June 30, 2021:	Originally Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$282,131	$-	$282,131
Prepaid expenses	3,000		3,000
Total current assets	285,131	-	285,131

Investment in HIE	-	245,667	245,667

Total assets	$285,131	$245,667	$530,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$133,088	$-	$133,088
Convertible note payable, net of discount - related party	450,933	-	450,933
Inventory financing payable - related party	500,000	-	500,000
Common stock payable	200,000		200,000
Common stock payable - related party	277,000	-	277,000
Total current liabilities	1,561,021	-	1,561,021

Long-term liabilities:
Loan payable to Eagle - JV partner	-	707,654	707,654
PPP loan	16,983		16,983
Total liabilities	1,578,004	707,654	2,285,658

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 25,604,148 and 17,921,148 shares issued and outstanding, respectively	1,792	-	1,792
Additional paid-in capital	7,957,009	-	7,957,009
Accumulated deficit	(9,251,674)	(461,987)	(9,713,661)
Total stockholders’ equity deficit	(1,292,873)	(461,987)	(1,754,860)
Total liabilities and stockholders’ deficit	$285,131	$(461,987)	$530,798

Effects on the previously issued year 2021 Statement of Operations referencing the restatement of other expenses and net loss are as follows:

Statements of Operations from 07/01/2020 to 06/30/2021	Originally Reported	Restatement Adjustment	As Restated
Sales	$2,556,942	$-	$2,556,942
Cost of sales	2,576,875	-	2,576,875
Gross profit	(19,933)	-	(19,933)

Operating expenses:
General and administrative	166,713	-	166,713
Management compensation	897,651	-	897,651
Professional fees	173,226	-	173,226
Professional fees - related party	367,228	-	367,228
Marketing	94,809	-	94,809
Write-down of inventory	883,473	-	883,473
Total operating expenses	2,583,100	-	2,583,100

Loss from operations	(2,603,033)	-	(2,603,033)

Other expense:
Interest expense	(14,613)	-	(14,613)
Interest expense - related party	(180,305)	-	(180,305)
Financing expense	(65,402)	-	(65,402)
Financing expense - related party	(1,508,211)	-	(1,508,211)
Loss on investment in HIE	-	(461,987)	(461,987)
Loss on settlement of debt	(370,269)	-	(370,269)
Total other expense	(2,138,800)	(461,987)	(2,600,787)

Net loss	$(4,741,833)	$(461,987)	$(5,203,820)

Net loss per common share - basic and diluted	$(0.28)	$-	$(0.31)
Weighted average common shares outstanding - basic and diluted	16,784,557	-	16,784,557

Note 5 – Accounts Payable Converted to Common Stock

On August 1, 2019, the Company entered into an agreement with Stratcon Advisory and Tysadco Partners. Pursuant to the agreement, the Company will pay $6,000 per month for twelve months for corporate development, investment advisory, and investor relations services, payable $3,000 in restricted common stock and $3,000 in cash.

On September 24, 2021, the Company issued 300,000 shares of common stock at $0.10 per share to settle accounts payable of $30,000.

As of June 30, 2022 and 2021, the Company had a balance of $0 and $30,000 in accounts payable, respectively.

Note 6 – Inventory Financing Payable – related party

On February 19, 2021, Steve Hall, an investor who holds approximately 53% of the Company’s common stock advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance will be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The investor is 100% at risk as this is a non-recourse funding vehicle.

In June 2021 the company cancelled the contemplated purchase of inventory and returned $500,000 to Mr. Hall. Mr. Hall has agreed to allow the Company to retain the balance to fund future purchases and general operating expenses.

On October 1 2021, the Company and Steve Hall entered into an agreement to replace the inventory financing payable with a convertible note.  Further discussion on Note 7 – Convertible Notes Payable – related party, convertible promissory notes 7.3.

Note 7 – Convertible Notes Payable – related party

Convertible Promissory Note 7.1

On April 6, 2020, the Company and Steve Hall, entered into a convertible promissory note agreement for the principal amount of $250,000, accruing simple interest at a rate of 10% per annum if repaid within 90 days, and 20% per annum if repaid thereafter. The convertible note was due on April 6, 2021. At the option of the noteholder, the note would convert, at any time, starting six months from the date of issuance through to the one-year anniversary of the date of issuance at a conversion price of $0.25 per share.

The Company recorded a discount on the convertible note due to a beneficial conversion feature of $51,594, which was being amortized over the term of the note.

In consideration for the loan of $250,000, the Company also granted to Mr. Hall 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance of the note. The fair value of the options was $13,297 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2020.

As of June 30, 2022, and 2021, the outstanding principal amount is $0, and 250,000, respectively.

Convertible Promissory Note 7.2

On December 15, 2020, the Company and Steve Hall, entered into a convertible promissory note agreement for the principal amount of $250,000, accruing simple interest at a rate of 10% per annum, if repaid within 90 days, and 20% per annum if repaid thereafter. The convertible note was due on December 15, 2021. At the option of the noteholder, the note would convert at any time beginning six months after the date of issuance and ending on the date, which is one year from the date of issuance, at a conversion price of $0.25 per share.

The Company recorded a discount on the convertible note due to a beneficial conversion feature of $117,760, which is being amortized over the term of the note.

In consideration for the loan of $250,000, the Company also granted to Mr. Hall 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance of the note. The fair value of the options was $46,380 and was recognized as debt discount as a part of beneficial conversion feature in the year ended June 30, 2021.

As of June 30, 2022, and 2021, the outstanding principal amount is $0, and 200,933 of which included amortization on debt discount of $0, and $49,067, respectively.

Adoption of ASU 2020-06 for Convertible Promissory Note 7.1, and Convertible Promissory Note 7.2

In connection with the adoption of ASU 2020-06, the Company reclassified the aggregate amount of $169,354, previously allocated to the conversion feature of the Convertible Promissory Note 7.1, and Convertible Promissory Note 7.2 of $51,594, and $117,760 from additional paid-in capital to convertible notes on our balance sheet as of September 1, 2021, respectively. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. The Company also recognized an aggregate cumulative effect adjustment of $120,287 to the Convertible Promissory Note 7.1, and Convertible Promissory Note 7.2 of $51,594, and $68,693 to accumulated deficit on our balance sheet as of September 1, 2021, respectively.  The cumulative effect adjustment was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we would no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

As a result of the adoption of ASU 2020-06, at the years ended June 30, 2022 and 2021, amortization of $0 and $119,763 of debt discount feature was recognized as interest expense for the above two notes, respectively.

Conversion of Convertible Promissory Note 7.1 and Convertible Promissory Note 7.2

On September 1, 2021, the Company had converted the convertible promissory note 7.1 and convertible promissory note 7.2 in the aggregate total of $500,000 and the related accrued interest of $94,344 into 16,666,667 shares of common stock with conversion value of $0.035661 per share.  As of June 30, 2022, the entire amount of $594,344 is recorded as common stock payable.  Subsequently, the shares are registered on July 28, 2022.  On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise in exchanged for the related 200,000 shares of stock options.

As of June 30, 2022 and 2021, the aggregate balance of the two notes is $0 and $500,000 less unamortized debt discount of $0 and $49,067 or $0 and $450,933, respectively. Interest expense of $21,427 and $72,917 was recognized during the years ended June 30, 2022 and 2021, respectively.

Exercised of the stock options on Convertible Promissory Note 7.1 and Convertible Promissory Note 7.2

On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise in exchange for the related 200,000 shares for the exercise of the stock options as mentioned on the convertible promissory note 7.1 and convertible promissory note 7.2.

Convertible Promissory Note 7.3

On October 1, 2021, the inventory financing payable of $500,000 with Steve Hall as mentioned on Note 6 – Inventory Financing Payable – related party, was converted into a convertible promissory note accruing simple interest at a rate of 12% for the first 90 days and simple interest rate of 20% thereafter, with a due date on September 30, 2022. At the option of the noteholder, this note is convertible at any time into shares of common stock at a conversion price of $0.02 per share.

The maturity date of this note was extended to September 30, 2023.

As of June 30, 2022, the accrued interest was $64,932, and the principal balance was $500,000.

Note 8 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company accruing simple interest at 12% for the first 90 days, and 20% thereafter. The principal and interest payable shall be added to the principal amount of the agreement and payable pursuant to the same terms. The line of credit shall expire on October 1, 2022 unless renewed and/or extended by the parties. Over the fiscal year 2022 in multiple transactions dates, the Company has withdrawn a total of $265,000.  In connection with the line of credit, the Company has accrued interest of $15,015 in year ended June 30, 2022.

The line of credit has renewed and has been extended with same term and an expiration date of October 1, 2023.

Note 9 – Common stock payable

As a result of reclassification of $200,000 to Common stock payable – related party during fiscal year 2022, the ending balances of Common stock payable are $0, and $200,000 as of June 30, 2022, and 2021, respectively.

Note 10 – Common stock payable – related party

On June 1, 2020, Steve Hall provided $477,000 for the purchase of PPE, with an agreement of converting such amount into 1,108,000 shares of common stock at $0.25 per share.  The stocks were issued in fiscal year 2022.

As of June 30, 2022 and 2021, the Company reported common stock payable-related party of $624,344 and $477,000, which represents 17,416,667 and 1,108,000 shares of common stock to be issued, respectively.  See further discussion on Note 11- Stockholders’ Equity.

Note 11 - Stockholders’ Equity

Common Stock

2022 Stock Issuances

•	Issued 300,000 shares of common stock valued at $30,000 associated with the settlement of Accounts Payable of $30,000.
•	Issued 1,108,000 shares of common stock valued $477,000 for stock payable.
•	Issued 6,275,000 shares of common stock for cashless exercise of 7,900,000 stock options.

2022 Stocks to be issued

•

On September 1, 2021, Steve Hall converted a note with a principal amount of $500,000 and the associated accrued interest of $94,344 into16,666,667 shares of common stock at $0.03566 per share. The transaction was being classified as common stock payable-related party as of June 30, 2022. The shares were registered on July 28, 2022.

•

On May 23, 2022, the board of directors granted two related parties 500,000 and 250,000 shares of restricted common stock, respectively with conversion value of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

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

•	Issued 668,489 shares of common stock for common stock payable of $162,000.

•	Issued 740,000 shares of common stock for service of $146,560 to related parties.

Stock Purchase Warrants

Transactions in stock purchase warrants for the years ended June 30, 2022 and 2021 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2020	7,047,135	$1.52
Granted	2,278,996	1.06
Exercised – shares issued	(175,000)	0.39
Expired	(6,081,802)	1.60
Balance at June 30, 2021	3,069,329	2.27
Granted	-	-
Exercised – shares issued	-	-
Expired	(575,333)	0.96
Balance at June 30, 2022	2,493,996	$1.78

As of the years ended June 30, 2022 and 2021, the Company issued 0, and 2,278,996 warrants to purchase common stock, respectively.

The composition of the Company’s warrants outstanding at June 30, 2022 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	0.43
$0.30	349,998	1.84
$0.50	666,666	1.84
$1.00	708,666	1.84
$2.00	668,666	1.84
	2,493,996	1.78

The intrinsic value of the warrants as of June 30, 2022 and 2021 was $0.

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees, directors, and consultants.

Fiscal Year 2022

On October 1, 2021, pursuant the Company’s Option Plan, the Company granted 1,876,000 stock options with exercise prices of a range from $0.10 to $0.50 and a term of five years. All of 20 20 . The fair value of these shares was $132,210 of which $127,051 was recognized in the fiscal year ended June 30, 2022.

On May 23, 2022, the Company had granted 3,250,000 stock options, of which 2,000,000 were to related parties.  These options vested immediately upon issuance with exercise prices of a range from $0.05 to $0.075 and a term of five years with a fair value of $113,163.

As of the date of this annual report, the Company has issued 2,500,000 stock options under the 2019 Option Plan of which all are fully vested and exercised before the fiscal yearend of 2022. There are 4,182,800 shares of stock option exercisable, of which all are granted as non-statutory stock options, outside of the Option Plan.

On June 30, 2022, compensation cost for non-vested options of $5,159 will be recognized over the next year.

Additionally, the Company also granted two related parties 500,000 and 250,000 shares of restricted common stock for service with conversion value of $0.04 per share on May 23, 2022, respectively.  All shares are restricted until an acquisition or reverse takeover of the Company.

Fiscal Year 2021

During the year ended June 30, 2021, pursuant the Company’s Option Plan, the Company granted 2,125,000 stock options with exercise prices ranging from $0.10 to $0.30 and a term of two or five years. These options vested immediately or 20% immediately upon issuance of this option and an additional 20% every three months thereafter. The fair value of these shares was $369,979 of which $127,993 was recognized in the year ended June 30, 2021.

The fair value of the newly granted options was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2022	2021
Trading price	$0.02 - 0.13	$0.15 - 0.55
Exercise price	$0.00	$0.10 - 0.30
Expected term (in years)	5.00	1.0 to 2.50
Risk-free rate	0.71%-2.84%	0.09%-0.27%
Volatility	229%-255%	235%-539%
Dividend yield	-	-

For options issued in the year ended June 30, 2022 and 2021, the volatility rate is based on the Company’s volatility. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the years ended June 30, 2022 and 2021 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2020	5,255,000	$0.25	4.28
Granted	2,125,000	0.16	4.86
Expired or Forfeited	(100,000)	-	-
Exercised	-	-	-
Outstanding, June 30, 2021	7,280,000	0.23	3.76
Granted	5,126,000	0.11	4.66
Expired or Forfeited	(250,000)	0.50	1.59
Exercised	(7,900,000)	0.19	3.14
Outstanding, June 30, 2022	4,256,000	0.41	4.41

Exercisable, June 30, 2022	4,182,800	$0.14	4.41

During fiscal year 2022, the Company amortized expenses of $482,200, of which $372,008 was with related parties.  As of June 30, 2022, the expenses of $5,159 remains unamortized.

On November 2, 2021, the Company issued 6,275,000 shares of common stock for cashless exercise of 7,900,000 shares of stock option.

At the fiscal years ended of June 30, 2022, and 2021, the intrinsic value of the outstanding options was $0, and 60,500, respectively.

Note 12 – Paycheck Protection Program Loan

On February 02, 2021, the Company received a Paycheck Protection Program Loan (PPP) of $16,983 from Small Business Administration (SBA). Given the purpose and the underlying conditions of the loan, the Company has recorded the amount received under PPP loan as liability and accrued interest as incurred under FASB ASC 470, Debt. On October 05, 2021, the Company has received a letter from SBA notifying us the entire loan and the interest have been forgiven. Accordingly, the Company has recorded a PPP loan forgiveness in the amount of $16,983, and the accrued interest of $310 as other income on the Statement of income.

Note 13 – Joint Venture Investment in HIE LLC

In connection with the discussion in note 4, – Restatement of Financial Statements for the Year End June 30, 2021, the joint venture investment in HIE LLC is accounted for by the Company using the equity method in accordance with FASB ASC 323. HIE has generated a gain of $59,208 and a loss of $1,385,962 during fiscal year 2022, and 2021, respectively, of which the Company recorded 33.33% of such gain and loss in the amounts of $19,736 and ($461,987), respectively.

Note 14 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2022 and 2021.

At December 31, 2021 and 2020, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset existed at June 30, 2022 and 2021.

A reconciliation of the federal statutory income tax to our effective income tax is depicted below:

	June 30,	June 30,
	2022	2021
Federal statutory rates	$(270,648)	$(1,092,802)
Income tax adjustment
Stock based compensation	101,262	104,886
Permanent difference	288	343
Valuation allowance against net deferred tax assets	169,098	987,573
Effective rate	$-	$-

On June 30, 2022, the Company had federal net operating loss carry forwards of approximately $1,715,118. This loss will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2022	2021

Operating loss carry forward	$1,715,118	$1,546,020
Valuation allowance	(1,715,118)	(1,546,020)
Net deferred income tax asset	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2018 through 2021 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Note 15 - Related Party Transactions

Related party transactions are described in detail in Note 6, Note 7, Note 8, and Note 10.

Note 16 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement (See “Investment in HIE LLC” in Item 1. Description of Business). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the membership agreement.  As of June 30, 2022, and 2021, the balances of loan due to Eagle - JV partner totaled $442,251, and $707,654, respectively.

Note 17 - Subsequent Events

On August 19, 2022, M. Richard Cutler resigned from the Board of Directors of Hawkeye Systems, Inc for personal reason.

On September 1, 2021, Steve Hall converted two promissory notes with an aggregate principal amount of $500,000 and the associated accrued interest of $94,344 into 16,666,667 shares of common stock at $0.03566 per share.  The transaction was being recorded as common stock payable-related party as of June 30, 2022 and reclassed to equity when the shares were registered on July 28, 2022.

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

Based on this evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsourced to a qualified consulting firm, and we immediately engaged a new financial services provider.  We subsequently replaced that provider with an internal accounting contractor.

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

Changes in Internal Control over Financial Reporting.

Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	52	Chief Executive Officer and Director
Christopher Mulgrew	49	Chief Financial Officer and Director
M. Richard Cutler[1]	64	Director

Our Board of Directors consists of two members. All directors may be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

M. Richard Cutler resigned from the Board of Directors of Hawkeye Systems, Inc., on August 19, 2022.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Corby Marshall, Chief Executive Officer, and Director

Corby Marshall is the founder, chief executive officer and director of Hawkeye Systems, Inc. since August 2019.  Before that, Mr. Marshall was the Chief Executive Officer of Hilltop Cybersecurity Inc. (CSE: CYBX) starting in March 2017. Previously, Mr. Marshall was Senior Vice President of Alliances and Partnerships for AppOrbit; where he developed and led the go-to-market programs for all consulting, reseller, and solution partners. He previously led sales, consulting, marketing, and operations for several companies, including Metastorm (OpenText), Mercator (IBM), Niku and LabCorp. Corby is an expert at developing new programs and leading through transformational change; skills he honed during his service as an Airborne-qualified, Field Artillery Officer in the United States Army.  Mr. Marshall also speaks Portuguese.

Mr. Marshall is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Marshall’s military career included time in Kuwait, Somalia and various other deployment areas as a Field Artillery Officer specializing in 155mm self-propelled artillery units.

Christopher Mulgrew, Chief Financial Officer and Director

Mr. Christopher Mulgrew has been our chief financial offer since January 2021 and was elected as a member of our board of directors in May of 2022. Prior to joining Hawkeye Systems, Inc., Mr. Mulgrew performed contract CFO, mergers, and acquisitions consulting for Gimmal, Inc., a private equity backed SaaS company. In 2019 and 2020 he was Chief Financial Officer for Panther Fluids Management, LLC, a Houston-based engineering, and drilling fluids company. Prior to that Mr. Mulgrew ended his tenure at award-winning JEMSU, LLC in 2018 as Chief Executive Officer where he had served as Chief Financial Officer 2011-2017. He helped build JEMSU via multiple acquisitions and an aggressive organic growth strategy.

________________

1Resigned after June 30, 2022

In 2009 and 2010 Mr. Mulgrew was the Global Controller for the Shell Technology Ventures Fund (“STV”), a $1.4 billion venture capital fund focused on upstream oil and gas technology companies. While at STV he served on the board of several portfolio companies including Prometheus Energy Group, Inc., ThruBit BV (acquired by Schlumberger), and Smartpipe Technologies.

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

Richard Cutler

Mr. Cutler was appointed as a director of the Company in September 2019. Mr. Cutler founded Cutler Law Group in 1996. Mr. Cutler has practiced in the general corporate and securities area and international business transactions since his graduation from law school. Mr. Cutler is a graduate of Brigham Young University (B.A., magna cum laude, 1981); and Columbia University School of Law (J.D. 1984). While at Columbia, Mr. Cutler was honored as a Harlan Fiske Stone Scholar, was Managing Editor of the Columbia Journal of Law and Social Problems, received a Recognition of Achievement with Honors in Foreign and International Law, Parker School of Foreign and Comparative Law and was honored for best senior writing for "United States v. Ross: A Solution to the Automobile Container Dilemma?" published in the Columbia Journal of Law & Social Problems in 1983.

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

In 1991, Mr. Cutler founded the law firm of Horwitz, Cutler & Beam in Anaheim California, a general practice firm, where he managed the corporate and securities practice for five years. In 1996, Mr. Cutler formed Cutler Law Group in Newport Beach, California, a firm which specializes only in general business, corporate and securities law, as well as international business transactions. Cutler Law Group moved to Augusta, Georgia in September 2002, where he continued to practice law and operated The Club at Raes Creek, a first-class swim, tennis and fitness club while continuing his legal practice in Augusta.

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

Mr. Cutler resigned from his office as a member of the Company’s board of directors for personal reasons on August 19, 2022.

Committees of the Board

Decisions of the Board of Directors are generally taken by unanimous written consents. The current board comprises two members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

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

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021 to:

•	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods, and
•	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Corby Marshall, Chief Executive Officer	2022	243,597			66,511				310,108
Corby Marshall, Chief Executive Officer	2021	250,000		100,000	37,497				387,497
Christopher Mulgrew, Chief Financial Officer & Director	2022	195,000		10,000	17,415				222,415
Christopher Mulgrew, Chief Financial Officer & Director	2021	80,000			182,493				262,493
Richard Cutlet, Director (Resigned on August 19, 2022)	2022			20,000	31,716				51,716
Richard Cutlet, Director (Resigned on August 19, 2022)	2021				37,497				37,497

Narrative Disclosure Requirements for Summary Compensation Table

Compensation

On June 11, 2020, the Company entered into an employment agreement with Corby Marshall, the Company’s chairman of the board of directors, president, and chief executive officer (the “Employment Agreement”). The term of the Employment Agreement is three years. The Employment Agreement will automatically extend for successive three-year terms, unless either party gives written notice of termination 30 days prior to the end of the then current term. Pursuant to the terms of the Employment Agreement, Mr. Marshall shall receive a base salary from the Company of $250,000 per year. If the Company is unable to pay this amount in cash, Mr. Marshall may defer cash compensation and receive like kind compensation in shares of the Company’s common stock. Mr. Marshall shall be reimbursed for business expenses, receive a car allowance and health benefits from the Company. As part of his compensation, Mr. Marshall is entitled to receive a target bonus of up to 100% of his base salary, based on the Company’s and his individual performance. If Mr. Marshall’s employment is terminated by the Company without cause, he will be entitled to receive severance benefits. The severance benefits include (i) the continuation of payment of his base salary in effect immediately prior to termination for no less than twelve months (the “Severance Benefit Period”); and (ii) the continuation of all employment benefits for the Severance Benefit Period. If Mr. Marshall is terminated without cause and in conjunction with a change in control, he will be entitled to receive change in control benefits, which includes (i) continuation of payment of his base compensation for a period equal to twice the amount of the Severance Benefit Period (the “Change in Control Benefit Period”), and (ii) the continuation of his employment benefits for the Change in Control Benefit Period.

On January 15, 2021, the Company entered into a consulting agreement with Christopher Mulgrew, the Company’s chief financial officer (the “Consulting Agreement”). The Consulting Agreement was amended and restated on March 1st, 2021 (the “Restated Agreement”). Pursuant to the terms of the Restated Agreement, the Company shall pay Mr. Mulgrew a consultant fee of US$195,000 per annum and issue options to acquire 500,000 shares of the Company’s Common Stock at $0.30 per shares, with 20% of the options vesting immediately upon issuance of the option, and an additional 20% every three months thereafter. The agreement also included healthcare premiums and automobile allowance.

As of the date of this report, no other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2021 or 2022. We may reimburse our directors for expenses incurred in connection with attending board meetings.

Option Exercises and Stock Vested

During fiscal year 2022, the Company has issued 2,400,000 stock options that are fully vested on the grant date to the officers and directors. The exercise prices of these options ranged from $0.05 to $0.11. The term of all options is five years. The aggregate fair value of these stock options total $115,642 and was recognized fully as of June 30, 2022.  900,000 options were exercised by the Company’s officers and directors during the fiscal year ended 2022.

In fiscal year 2021, the Company granted 1,275,000 stock options to its officers and directors. The exercise price of these options ranged from $0.11 to $0.30, and their term was five years. These options vested 20% immediately upon issuance of the options, with an additional 20% vesting every three months thereafter. The fair value of these option was $257,487 of which $97,995 was recognized in year ended June 30, 2021, and $159,495 recognized in year ended June 30, 2022.  All stock options have been exercised as of June 30, 2022.

In 2019, the board of directors adopted the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) whereby the Company reserved for issuance 2,500,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

The Company has granted the aggregate total of 5,325,000 stock options issued to the directors, and officers, of which 1,150,000 stock options were granted under the Option Plan, and 4,175,000 options, were granted as non-statutory stock options, outside of the Option Plan.  As of the day of this annual report, 3,825,000 shares are exercised on November 2, 202, and 1,500,000 stock options are exercisable.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2022.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Corby Marshall, Chief Executive Officer	1,000,000	0	0	$0.02	05/22/2027	0	0	0	0
Christopher Mulgrew, Chief Financial Officer & Director	500,000	0	0	$0.01	05/22/2027	0	0	0	0
Richard Cutlet, Director	0	0	0	0		0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 14, 2022, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address that of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 14, 2022 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person. As of December 14, 2022, there were 42,270,815 shares of our common stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	1,000,000	2.19%
Common Stock	M. Richard Cutler (2)	500,000	1.09%
Common Stock	Christopher Mulgrew (3)	750,000	1.64%
Common Stock	Steve Hall (4)	40,643,996	88.98%
All Executive Officers and Directors as a Group (3 persons)		2,250,000	5.25%

_____________

(1)	c/o Hawkeye Systems, Inc. Consists of 1,000,000 shares held by Mr. Marshall pursuant to options.
(2)

c/o Cutler Law Group, P.C., 6575 West Loop South, Suite 500, Bellaire, TX 77401. Consists of 500,000 shares held by Mr. Cutler to be issued which are restricted until acquisition or reverse takeover of the company.

(3)

c/o Hawkeye Systems, Inc. Consists of 1,250,000 shares of stock held by Mr. Mulgrew Christopher, of which options to purchase 500,000 shares of common stock, and 250,000 shares of stock to be issued which are restricted until acquisition or reverse takeover of the company.

(4)

c/o Hawkeye Systems, Inc. Consists of 29,060,663 shares of stock held by Mr. Hall Steve, of which included 2,393,996 shares of warrants, 25,000,000 shares from convertible note, and 16,666,667 shares of stock to be issued.

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

As of the date of this annual report, other than as disclosed below and in this annual report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

M. Richard Cutler is President and sole shareholder of Cutler Law Group, P.C. Cutler Law Group, P.C. acted as our corporate and securities counsel until 2022.  M. Richard Cutler has resigned from the Board of Directors of Hawkeye Systems, Inc., on August 19, 2022.

On April 6, 2020, and December 15, 2020, the Company issued two convertible notes payable of $250,000 each to Steve Hall.  Both notes have one year term with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loans, the Company also granted to the Lender 200,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance.  Both notes and the accrued interests totaled $594,344 have converted on September 1, 2021 for the aggregate total of 16,666,667 shares of common stock. On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise of 200,000 shares of stock option.

On October 1, 2021, the inventory financing payable with Steve Hall was converted into a convertible note for the principal amount of $500,000, with annual simple interest rate of 12% for the first 90 days and 20% thereafter. The maturity date of this note was September 30, 2022.  At the option of holder, this note is convertible at any time into shares of common stock at a conversion price of $0.02 per share.  As of June 30, 2022, the accrued interest was $64,932.

On October 1, 2021, Steve Hall agreed to provide a Line of Credit of up to $1,000,000 to the Company with simple interest at 12% for the first 90 days, and simple interest at 20% per annum thereafter.  The principal and interest payable shall be added to the principal amount of the agreement and payable pursuant to the same terms. The Line of Credit shall expire on the due date on October 1, 2022 unless renewed and/or extended by lender and borrower. Over the fiscal year 2022 in multiple transactions dates, the Company has withdrawn a total of $265,000. In connection with the Line of Credit, the Company has accrued interest of $15,015 in year 2022.

Director Independence

Our directors are not “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that none of our directors are “independent directors,” as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. Subsequent to June 30, 2022, our board of directors is comprised of Corby Marshall and Chris Mulgrew, none of which are independent directors.

Director Independence

Our directors are not “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that none of our directors are “independent directors,” as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. Subsequent to June 30, 2022, our board of directors is comprised of Corby Marshall and Chris Mulgrew, none of which are independent directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021 for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $52,340 and $45,060, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021 were $0 and $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2022. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of Registrant*
3.3	2019 Employees, Directors and Consultants Stock Option Plan
10.1	Joint Venture Agreement dated May 9, 2018*
10.2	Joint Venture Operating Agreement for Optical Flow, LLC dated August 1, 2018*
10.3	Exclusive License Agreement between Insight Engineering LLC and Optical Flow, LLC dated as of August 1, 2018*
10.4	Form of Subscription Agreement*
10.5	Form of Series A Warrant for $.15 stock issuance*
10.6	Form of Series B Warrant for $.15 stock issuance*
10.7	Form of Series C Warrant for $.15 stock issuance*
10.8	Form of Series D Warrant for $.15 stock issuance*
10.9	Form of Series A Warrant for $.50 stock issuance*
10.10	Form of Series B Warrant for $.50 stock issuance*
10.11	Corporate Development, Investor Relations and Advisory Agreement, dated as of August 1, 2019 between the Registrant and Stratcon Advisory and Tysadco Partners. *
10.12	Stock Purchase Agreement dated as of September 19, 2019 among the Registrant, Radiant Images, Inc., Gianna Wolfe and Michael Mansouri *
10.13	Secured Revolving Promissory Note dated April 26, 2019 from Radiant Images, Inc. in favor of Optical Flow, LLC *
10.14	Security Agreement dated as of April 26, 2019 between Radiant Images, Inc. and Optical Flow, LLC. *
10.15	Convertible Note dated January 22, 2019 between the Registrant and Jon Bakshi. *
10.16	Securities Purchase Agreement dated as of March 17, 2020 by and between the Registrant and Eagle Equities, LLC *
10,17	10% Convertible Redeemable Note dated as of March 17, 2020 due March 17, 2021 from the Registrant to Eagle Equities, LLC *
10.18	Joint Venture Agreement dated as of May 20, 2020 among the Registrant, Eagle Equities LLC and Ikon Supplies. *
10.19	Joint Venture Agreement dated as of June 1, 2020 between the Registrant and Steve Hall *
10.20	Security Agreement dated as of July 17, 2020 among the Registrant, HIE LLC and Eagle Equities, LLC. *
10.21	Profit Sharing Agreement dated as of September 10, 2020 among the Registrant and Ikon Supplies *
10.22	Consulting Agreement dated as of January 15, 2021 among the Registrant and Christopher Mulgrew *
21	List of Subsidiaries. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

December 14, 2022	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

December 14, 2022	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2022	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

Date: December 14, 2022	/s/ M. Richard Cutler
M. Richard Cutler, Director

