Form 10-Q
period 2022-09-30
Hawkeye Systems, Inc.
filed 2022-12-15
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☐	Non-accelerated Filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer’s classes of common equity as of December 15, 2022, was 42,270,815 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash	$26,561	$325
Prepaid expenses	18,035	1,333
Total current assets	44,596	1,658

Total assets	$44,596	$1,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$366,467	$273,592
Convertible note payable - related party	500,000	500,000
Line of credit - related party	425,000	265,000
Common stock payable	20,000	-
Common stock payable - related party	10,000	624,344
Total current liabilities	1,321,467	1,662,936

Loan payable to Eagle - JV partner	$442,251	$442,251

Total liabilities	1,763,718	2,105,187

Commitments and contingencies (Notes 11)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 42,270,815 and 25,604,148 shares issued and outstanding, respectively	4,227	2,560
Additional paid-in capital	9,373,923	8,776,087
Accumulated deficit	(11,097,272)	(10,882,176)
Total stockholders’ deficit	(1,719,122)	(2,103,529)
Total liabilities and stockholders’ deficit	$44,596	$1,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Operating expenses:
General and administrative	27,755	22,889
Management compensation	111,301	171,299
Professional fees	20,425	26,270
Professional fees - related party	15,000	38,498
Total operating expenses	174,481	258,956

Loss from operations	(174,481)	(258,956)

Other expense:
Interest expense	-	2,041
Interest expense - related party	(40,615)	(54,440)
Total other expense	(40,615)	(52,399)

Net loss	$(215,096)	$(311,355)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	37,379,148	17,943,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months ended September 30, 2022

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	to be Issued	Deficit	Total
Balance, June 30, 2022	25,604,148	$2,560	$8,776,087	$-	$(10,882,176)	$(2,103,529)
Common stock issued for common stock payable	16,666,667	1,667	592,677	-	-	594,344
Stock based compensation – options	-	-	5,159	-	-	5,159
Net loss					(215,096)	(215,096)
Balance, September 30, 2022	42,270,815	$4,227	$9,373,923	$-	$(11,097,272)	$(1,719,122)

For the Three Months ended September 30, 2021 (Restated)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	to be Issued	Deficit	Total
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$-	$(9,713,661)	$(1,754,860)
Common stock issued for settlement of debt	300,000	30	29,970	-	-	30,000
Stock based compensation – options	-	-	73,994	-	-	73,994
Net loss					(311,355)	(311,355)
Balance, September 30, 2021	18,221,148	$1,822	$8,060,973	$-	$(10,025,016)	$(1,962,221)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(215,096)	$(311,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	29,440
Stock based compensation – options and warrant	5,159	73,994
Change in operating assets and liabilities:	-
Prepaid expense	(16,702)	(10,000)
Accounts payable and accrued liabilities	92,875	32,875
		-
Net cash used in operating activities	(133,764)	(185,046)

Cash flows from financing activities:
Net proceeds from line of credit	160,000	-
Net cash provided by financing activities	160,000	-

Net change in cash	26,236	(185,046)
Cash beginning of period	325	282,131
Cash end of period	$26,561	$97,085

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$594,344	$-
Common stock issued for settlement of debt	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), a Nevada corporation incorporated in May 15, 2018. We are a technology holding company, our previous focus was on pandemic management products and services. We are currently seeking other opportunities, while actively trying to liquidate mask inventory and wind-up existing deals. The Company looks to license and acquire technology that improves life and to work with partners to develop cutting edge, “smart” products for a variety of markets. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our company, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, (iii), recruiting and adding additional consultants and employees, and (iv) liquidating our stock of personal protective equipment (“PPE”) products through numerous sources.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2022, as filed with the SEC on December 14, 2022.

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

Revenue recognition

As of September 30, 2022, and 2021, the Company has no revenue.

Cost of sales

As of September 30, 2022, and 2021, the Company has no Cost of Sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the nine months ended September 30, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	September 30,	September 30,
	2022	2021
Warrants	2,493,996	2,563,996
Options	4,256,000	7,280,000
Convertible notes	52,278,052	2,000,000
Total possible dilutive shares	59,028,048	11,843,996

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

We early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the nine months ended September 30, 2022 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 2 - Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended September 30, 2022, the Company had a net loss of $215,096. As of September 30, 2022, the Company had an accumulated deficit of $11,097,272.

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

Note 3 – Restatement of Financial Statements for the Year End September 30, 2021

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

Restatement Effect on Financial Statements

The Company did not receive any updates of fiscal year 2021 financial statements from HIE until October 2022. For the fiscal year ended June 30, 2021, HIE has a loan balance of $2,122,963 secured by Eagle, of which the Company has recognized 1/3 of its portion of $707,654 as a guarantee of loan payable to Eagle - JV partner, the same amount as investment in HIE, as stipulated in the Membership Agreement. In addition, HIE incurred an operating loss of $1,385,962, which resulted in the Company recording 1/3 of its loss of $461,987 under other expenses on the statement of income to offset the investment in HIE as under equity method in accordance with FASB ASC 323.

As of June 30, 2021, the balance of investment in HIE was $245,667 and the balance of loan payable to Eagle - JV partner was $707,654. Since there were no operating activities or financial movement between July 1, 2021 to September 30, 2021, the investment in HIE and the loan payable to Eagle - JV partner are the same as of June 30, 2021.

Effects on the previously issued year 2021 balance sheet referencing the restatement of asset, liability and equity are as follows:

Balance Sheet at September 30, 2021:	Originally Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$97,085	$-	$97,085
Prepaid expenses	13,000	-	13,000
Total current assets	110,085	-	110,085

Investment in HIE	-	245,667	245,667

Total assets	$110,085	$-	$355,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$135,963	$-	$135,963
Convertible note payable, net of discount - related party	480,373	-	480,373
Inventory financing payable - related party	500,000	-	500,000
Common stock payable	-	-	-
Common stock payable - related party	477,000	-	477,000
Total current liabilities	1,593,336	-	1,593,336

Long-term liabilities:
Loan payable due to Eagle - JV partner	-	707,654	707,654
PPP loan	16,983	-	16,983
Total liabilities	1,610,319	-	2,317,973

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 18,221,148 and 17,921,148 shares issued and outstanding, respectively	1,822	-	1,822
Additional paid-in capital	8,060,973	-	8,060,973
Accumulated deficit	(9,563,029)	(461,987)	(10,025,016)
Total stockholders’ equity deficit	(1,500,234)	(461,987)	(1,962,221)
Total liabilities and stockholders’ deficit	$110,085	$(461,987)	$355,752

Since there were no operating activities between July 01, 2021 to September 30, 2021, the previously issued September 30, 2021 Statement of Operations has no changed.

Note 4 – Joint Venture Investment in HIE LLC

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

The joint venture investment in HIE LLC is accounted for by the Company using the equity method in accordance with FASB ASC 323.  There were no operating activities during the quarter ended September 30, 2022.

As of September 30, 2022, and 2021, the balances of investment in HIE were $0, and $245,667, respectively.

Note 5 – Inventory Financing Payable – related party

On February 19, 2021, Steve Hall, an investor who holds approximately 72% of the Company’s common stock advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance will be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The investor is 100% at risk as this is a non-recourse funding vehicle.

In June 2021 the company cancelled the contemplated purchase of inventory and returned $500,000 to Mr. Hall. Mr. Hall has agreed to allow the Company to retain the balance to fund future purchases and general operating expenses.

On October 1, 2021, the Company and Steve Hall entered into an agreement to replace the inventory financing payable with a convertible note.  Further discussion on Note 6 – Convertible Notes Payable – related party, convertible promissory note 6.3.

The balances of the convertible note as of September 30, 2022, and 2021 are $0 and $500,000, respectively.

Note 6 – Convertible Notes Payable – related party

Convertible Promissory Note 6.1

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

The outstanding principal amount, and the related interest were converted into common stock on September 01, 2021.

Convertible Promissory Note 6.2

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

The outstanding principal amount, and the related interest were converted into common stock on September 01, 2021.

Adoption of ASU 2020-06 for Convertible Promissory Note 6.1, and Convertible Promissory Note 6.2

In connection with the adoption of ASU 2020-06, the Company reclassified the aggregate amount of $169,354, previously allocated to the conversion feature of the Convertible Promissory Note 6.1, and Convertible Promissory Note 6.2 of $51,594, and $117,760 from additional paid-in capital to convertible notes on our balance sheet as of September 1, 2021, respectively. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. The Company also recognized an aggregate cumulative effect adjustment of $120,287 to the Convertible Promissory Note 6.1, and Convertible Promissory Note 6.2 of $51,594, and $68,693 to accumulated deficit on our balance sheet as of September 1, 2021, respectively.  The cumulative effect adjustment was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we would no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

Conversion of Convertible Promissory Note 6.1 and Convertible Promissory Note 6.2

On September 1, 2021, the Company had converted the convertible promissory note 6.1 and convertible promissory note 6.2 in the aggregate total of $500,000 and the related accrued interest of $94,344 into 16,666,667 shares of common stock with conversion value of $0.035661 per share.  As of September 30, 2022, the entire amount of $594,344 is recorded as common stock payable.  Subsequently, the shares are registered on July 28, 2022.  On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise in exchanged for the related 200,000 shares of stock options.

Exercised of the stock options on Convertible Promissory Note 6.1 and Convertible Promissory Note 6.2

On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise in exchange for the related 200,000 shares for the exercise of the stock options as mentioned on the convertible promissory note 6.1 and convertible promissory note 6.2.

Convertible Promissory Note 6.3

On October 1, 2021, the inventory financing payable of $500,000 with Steve Hall as mentioned on Note 5 – Inventory Financing Payable – related party, has been converted into a convertible note with annual simple interest rate of 12% for the first 90 days and annual simple interest rate of 20% thereafter, with a due date on September 30, 2022. At the option of holder, this note is convertible at any time into shares of common stock at a conversion price of $0.02 per share.

The note was extended to September 30, 2023.

As of September 30, 2022, the accrued interest was $90,137, and the principal balance was $500,000.

Note 7 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at 12% for the first 90 days, and simple interest at 20% per annum thereafter. The principal and interest payable shall be added to the principal amount of the agreement and payable pursuant to the same terms. The line of credit shall expire on October 1, 2022 unless renewed and/or extended by lender and borrower. Subsequently, the line of credit has renewed and extended with same term and an expiration date of October 1, 2023.

During the three months ended of September 30, 2022, in multiple transactions dates, the Company has withdrawn total of $160,000, and has accrued interest of $15,409.

As of September 30, 2022, the outstanding principal totaled $425,000 with accrued interest of $30,424, respectively.

Note 8 – Common stock payable

On May 23, 2022, the board of directors granted Richard Cutler, former director who had resigned in August 2022, restricted common stock of 500,000 shares valued $20,000, with conversion value of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

As of September 30, 2022 and 2021, the Company reported common stock payable of $20,000 and $0, which represents 500,000, and 0 shares of common stock to be issued, respectively.

Note 9 – Common stock payable – related party

On May 23, 2022, the board of directors granted Chris Mulgrew, Chief Financial Officer, 250,000 shares of restricted common stock, valued $10,000 with conversion value of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

As of September 30, 2022 and 2021, the Company reported common stock payable-related party of $10,000 and $477,000, which represents 250,000, and 1,108,000 shares of common stock to be issued, respectively.

Note 10 - Stockholders’ Equity

Common Stock

During the three months ended September 30, 2022, the Company had the following common stock transactions:

•	16,666,667 shares issued valued at $594,344 for settlement of two convertible notes to Steve Hall in aggregate amount of $500,000 and accrued interest of $94,344.

Stock Purchase Warrants

Transactions in stock purchase warrants for the three months ended September 30, 2022 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2021	2,493,996	1.00
Granted	-	-
Exercised – shares issued	-	-
Expired	-	-
Balance at September 30, 2022	2,493,996	$1.00

The composition of the Company’s warrants outstanding at September 30, 2022 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.20	100,000	0.18
$0.30	349,998	1.58
$0.50	666,666	1.58
$1.00	708,666	1.58
$2.00	668,666	1.58
	2,493,996	1.53

At September 30, 2022, the intrinsic value of the 2,493,996 outstanding warrant was $0.

Stock Options

Transactions in stock options for the three months ended September 30, 2022 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2022	4,256,000	0.14	4.41
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2022	4,256,000	0.14	4.16

Exercisable, September 30, 2022	4,256,000	$0.14	4.16

During the three months ended September 30, 2022, $5,159 was expensed to un-related parties, and $0 remains unamortized. Furthermore, there is not any option have been granted, cancelled, or exercised in fiscal year 2023.

At September 30, 2022, the intrinsic value of the 4,256,000 outstanding options was $0.

Note 11 - Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement (See “Note 4 - Joint Venture Investment in HIE LLC ”). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the membership agreement.  As of September 30, 2022, and 2021, the balances of loan payable to Eagle - JV partner totaled $442,251, and $707,654, respectively.

HIE had no operating activities for the quarter ended September 30, 2022.

Note 12 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 compared to three months ended September 30, 2021

We had no operating revenues, and cost of sales, for the three months ended September 30, 2022 and 2021, respectively.

Total operating expenses in the three months ended September 30, 2022 were $174,481 compared to $258,956 for the same period in 2021. The decrease in operating expenses is primarily a result of decreased professional fees - related party, and management compensation. The Company’s net loss was $215,096 for the three months ended September 30, 2022 compared to $311,355 for the three months ended September 30, 2021. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at September 30, 2022 was $26,561 compared to $325 at September 30, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2023. We will require additional funding for our ongoing operations.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $11,097,272 at September 30, 2022 and net loss from operations of $174,481.

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

Changes in Internal Control over Financial Reporting.

Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company would acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, resulting in the acquisition of Radiant. In April 2020, the Company received notice from Radiant of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note has been classified as a Note Receivable from Radiant due with accrued but unpaid interest. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note, and interest are impaired on our balance sheet while we resolve this dispute. We had filed a complaint against Radiant and its principals and intended to vigorously pursue this matter and litigation. The dispute was amicably resolved by the parties by means of a Settlement Agreement and Release of All Claims dated November 17, 2021, whereby the Company as “plaintiff” and “cross-defendant” released, and was in turned released, by Radiant, Gianna Wolfe and Michael Mansouri from any and all claims in connection with the stock purchase agreement and revolving note. No payment was due to or made by the Company in connection with the settlement and release of this action.

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

Hawkeye Systems, Inc.

Date: December 15, 2022	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: December 15, 2022	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

