Form 10-Q
period 2022-12-31
Hawkeye Systems, Inc.
filed 2023-01-31
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common equity as of January 31, 2023, was 42,270,815 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash	$32	$325
Prepaid expenses	9,480	1,333
Total current assets	9,512	1,658

Total assets	$9,512	$1,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$557,675	$273,592
Convertible note payable - related party	500,000	500,000
Line of credit - related party	465,000	265,000
Common stock payable	20,000	-
Common stock payable - related party	10,000	624,344
Total current liabilities	1,525,260	1,662,936

Loan payable to Eagle - JV partner	$442,251	$442,251

Total liabilities	1,994,926	2,105,187

Commitments and contingencies (Notes 11)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 42,270,815 and 25,604,148 shares issued and outstanding, respectively	4,227	2,560
Additional paid-in capital	9,373,923	8,776,087
Accumulated deficit	(11,363,564)	(10,882,176)
Total stockholders’ deficit	(1,985,414)	(2,103,529)
Total liabilities and stockholders’ deficit	$9,512	$1,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating expenses:
General and administrative	$21,212	$91,154	$48,966	$114,043
Management compensation	111,250	225,440	222,551	396,739
Professional fees	86,865	12,864	107,291	39,134
Professional fees - related party	-	113,760	15,000	152,258
Marketing	-	2,695	-	2,695
Total operating expenses	$219,327	$445,913	$393,808	$704,869

Loss from operations	$(219,327)	$(445,913)	$(393,808)	$(704,869)

Other expense:
Interest expense	$-	$(43)	$-	$(85)
Interest expense - related party	(46,965)	(40,886)	(87,580)	(63,803)
Total other expense	(46,965)	(40,929)	(87,580)	(63,888)

Net loss	$(266,292)	$(486,842)	$(481,388)	$(768,757)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted average common shares outstanding - basic and diluted	42,270,815	23,265,176	39,825,815	20,604,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months ended December 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	25,604,148	$2,560	$8,776,087	$(10,882,176)	$(2,103,529)
Common stock issued for common stock payable	16,666,667	1,667	592,677	-	594,344
Stock based compensation – options	-	-	5,159	-	5,159
Net loss				(215,096)	(215,096)
Balance, September 30, 2022	42,270,815	$4,227	$9,373,923	$(11,097,272)	$(1,719,122)

Net loss	-	-	-	(266,292)	(266,292)
Balance, December 31, 2022	42,270,815	$4,227	$9,737,923	$(11,363,564)	$(1,985,414)

For the Six Months ended December 31, 2021 (Restated)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	17,921,148	$1,792	$7,957,009	$(9,713,661)	$(1,754,860)
Common stock issued for settlement of debt	300,000	30	29,970	-	30,000
Stock based compensation – options	-	-	73,994	-	73,994
Net loss				(311,355)	(311,355)
Balance, September 30, 2021	18,221,148	$1,822	$8,060,973	$(10,025,016)	$(1,962,221)

Common shares issued for stock payable	1,108,000	111	276,889	-	277,000
Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	-	(19,627)
Stock based compensation - options	-	-	284,727	-	284,727
Stock option cashless exercised	6,035,000	603	(603,000)		-
Net loss	-	-	-	(486,842)	(486,842)
Balance, December 31, 2021	25,364,148	$2,536	8,452,632	$(10,362,131)	$(1,906,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(481,388)	$(768,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – options and warrant	5,159	358,721
Change in operating assets and liabilities:
Prepaid expense	(8,147)	(22,833)
Accounts payable and accrued liabilities	284,083	60,226

Net cash used in operating activities	(200,293)	(372,643)

Cash flows from financing activities:
Net proceeds from line of credit – related party	200,000	-
Net proceeds from convertible note - related party	-	105,000
Net cash provided by financing activities	200,000	105,000

Net change in cash	(293)	(267,643)
Cash beginning of period	325	282,131
Cash end of period	$32	$14,488

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$594,344	$-
Common stock issued exchanged for common stock payable	$-	$277,000
Replacement of Inventory financing payable to convertible note	$-	$500,000
Common stock issued for settlement of debt	$-	$30,000
Stock option cashless exercised	$-	$603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), a Nevada corporation incorporated on May 15, 2018. We are a technology holding company, our previous focus was on pandemic management products and services. We are currently seeking other opportunities, while actively trying to liquidate mask inventory and wind-up existing deals. The Company looks to license and acquire technology that improves life and to work with partners to develop cutting edge, “smart” products for a variety of markets. From inception until the date of this filing our activities have primarily consisted of (i) the incorporation of our Company, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, (iii), recruiting and adding additional consultants and employees, and (iv) liquidating our stock of personal protective equipment (“PPE”) products through numerous sources.

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

Revenue recognition

As of December 31, 2022, and 2021, the Company has no revenue.

Cost of sales

As of December 31, 2022, and 2021, the Company has no Cost of Sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the six months ended December 31, 2022 and 2021, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31,	December 31,
	2022	2021
Warrants	2,393,996	2,493,996
Options	4,256,000	1,006,000
Convertible notes	56,792,686	32,250,000
Common stock payable	750,000	-
Total possible dilutive shares	64,192,682	35,749,996

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

We early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the six months ended December 31, 2022 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 2 - Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended December 31, 2022, the Company had a net loss of $481,388. As of December 31, 2022, the Company had an accumulated deficit of $11,363,564.

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

Note 3 – Restatement of Financial Statements for the Quarter End December 31, 2021

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Agreement, the interest of any net profits would be shared in a ratio of 33.3% among each member. Upon the occurrence of any loss in some or all of the HIE’s capital, all members would be responsible to contribute capital to repay the loan, and additional contribution, with each party being responsible for 33.3% of the loss.

Restatement Effect on Financial Statements

The Company did not receive any updates of the fiscal year 2021 financial statements from HIE until October, 2022. For the fiscal year ended June 30, 2021, HIE had a loan balance of $2,122,963 secured by Eagle, of which the Company has recognized 1/3 amounting to $707,654 as a guarantee of loan payable to Eagle - JV partner, the same amount as investment in HIE, as stipulated in the Membership Agreement. In addition, HIE incurred an operating loss of $1,385,962, which resulted in the Company recording 1/3 of its loss of $461,987 under other expenses on the statement of income to offset the investment in HIE as under equity method in accordance with FASB ASC 323.

As of June 30, 2021, the balance of investment in HIE was $245,667 and the balance of loan payable to Eagle - JV partner was $707,654. Since there were no operating activities or financial movement between July 1, 2021 to December 31, 2021, the investment in HIE and the loan payable to Eagle - JV partner are the same as of June 30, 2021.

Effects on the previously issued year 2021 balance sheet referencing the restatement of asset, liability and equity are as follows:

	Originally Reported	Restatement Adjustment	As Restated
Balance Sheet at December 31, 2021:
ASSETS
Current assets:
Cash	$14,488	$-	$14,488
Prepaid expenses	25,833	-	25,833
Total current assets	40,321	-	40,321

Investment in HIE	-	245,667	245,667

Total assets	$40,321	$245,667	$285,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$163,314	$-	$163,314
Convertible note payable, net of discount - related party	1,105,000	-	1,105,000
Common stock payable - related party	200,000	-	200,000
Total current liabilities	1,468,314	-	1,468,314

Long-term liabilities:
Loan payable due to Eagle - JV partner	-	707,654	707,654
PPP loan	16,983	-	16,983
Total liabilities	1,485,297	707,654	2,192,951

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 25,604,148 shares issued and outstanding, respectively	2,536	-	2,536
Additional paid-in capital	8,452,632	-	8,452,632
Accumulated deficit	(9,900,144)	(461,987)	(10,362,131)
Total stockholders’ equity deficit	(1,444,976)	(461,987)	(1,906,963)
Total liabilities and stockholders’ deficit	$40,321	$(461,987)	$285,988

Since there were no operating activities between July 01, 2021 to December 31, 2021, the previously issued December 31, 2021 Statement of Operations has not changed.

Note 4 – Joint Venture Investment in HIE LLC

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Agreement, the interest of any net profits would be shared 33.3% among each member. If there is a loss in some or all of the capital, all members of HIE shall be responsible to contribute capital to repay the loan, and additional contribution, with each party being responsible for 33.3% of the loss.

The joint venture investment in HIE LLC is accounted for by the Company using the equity method in accordance with FASB ASC 323. There were no operating activities in HIE during the quarter ended December 31, 2022.

As of December 31, 2022, and 2021, the balances of investment in HIE were $0, and $245,667, respectively.

Note 5 – Inventory Financing Payable – related party

On February 19, 2021, Steve Hall, an investor who holds approximately 72% of the Company’s common stock advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance would be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The investor is 100% at risk as this is a non-recourse funding vehicle.

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

The balances of the convertible note as of December 31, 2022, and 2021 are $0 and $500,000, respectively.

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

In consideration for the loan of $250,000, the Company also granted to Mr. Hall 100,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance of the note. The fair value of the options was $13,297 and was recognized as debt discount as a part of beneficial conversion feature in the year ended 30, 2020.

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

Conversion of Convertible Promissory Note 6.1 and Convertible Promissory Note 6.2

On September 1, 2021, the Company had converted the convertible promissory note 6.1 and convertible promissory note 6.2 in the aggregate total of $500,000 and the related accrued interest of $94,344 into 16,666,667 shares of common stock with conversion value of $0.035661 per share. The entire amount of $594,344 has been converted into Common Stock on July 28, 2022. On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise of the 200,000 stock options issued to Mr. Hall.

Exercise of the stock options on Convertible Promissory Note 6.1 and Convertible Promissory Note 6.2

On November 2, 2021, the Company issued 160,000 shares of common stock for the cashless exercise of the 200,000 stock options, mentioned in convertible promissory note 6.1 and convertible promissory note 6.2.

Convertible Promissory Note 6.3

On October 1, 2021, the inventory financing payable of $500,000 with Steve Hall as mentioned on Note 5 – Inventory Financing Payable – related party, has been exchanged for a convertible promissory note with annual simple interest rate of 12% for the first 90 days and annual simple interest rate of 20% thereafter, with a due date on September 30, 2022. At the option of holder, this note is convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

The note’s maturity date was extended to September 30, 2023.

As of December 31, 2022, the accrued interest under the note was $115,342, and the principal balance was $500,000.

Note 7 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. The principal and interest payable shall be added to the principal amount of the agreement and payable pursuant to the same terms. The line of credit shall expire on October 1, 2022 unless renewed and/or extended by lender and borrower. Subsequently, the line of credit has been renewed and extended with same terms and an expiration date of October 1, 2023.

During the six months ended December 31, 2022, and 2021, in multiple transactions dates, the Company has withdrawn a total of $200,000, and 105,000, and has accrued interest of $11,280, and $962, respectively.

As of December 31, 2022, and 2021, the outstanding principal totaled $465,000, and 105,000 with accrued interest of $52,184, and $962, respectively.

Note 8 – Common stock payable

On May 23, 2022, the board of directors granted Richard Cutler, former director who had resigned in August 2022, 500,000 shares of restricted common stock valued at $20,000, with an exercise price of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

As of December 31, 2022 and 2021, the Company reported common stock payable of $20,000 and $0, which represents 500,000, and 0 shares of common stock to be issued, respectively.

Note 9 – Common stock payable – related party

On May 23, 2022, the board of directors granted Chris Mulgrew, Chief Financial Officer, 250,000 shares of restricted common stock, valued at $10,000 with an exercise price of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

As of December 31, 2022 and 2021, the Company reported common stock payable-related party of $10,000 and $20,000, which represents 250,000, and 1,108,000 shares of common stock to be issued, respectively.

Note 10 - Stockholders’ Equity

Common Stock

During the six months ended December 31, 2022, the Company had the following common stock transactions:

•	16,666,667 shares issued valued at $594,344 for settlement of two convertible notes to Steve Hall in aggregate amount of $500,000 and accrued interest of $94,344.

Stock Purchase Warrants

Transactions in stock purchase warrants for the six months ended December 31, 2022 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2021	2,493,996	$1.00
Granted	-	-
Exercised – shares issued	-	-
Expired	-	-
Balance at September 30, 2022	2,493,996	$1.00
Expired	(100,000)	0.20
Balance at December 31, 2022	2,393,996	$1.03

The composition of the Company’s warrants outstanding at December 31, 2022 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	349,998	1.33
$0.50	666,666	1.33
$1.00	708,666	1.33
$2.00	668,666	1.33
	2,393,996	1.33

At December 31, 2022, the intrinsic value of the 2,393,996 outstanding warrant was $0.

Stock Options

Transactions in stock options for the six months ended December 31, 2022 are as follows:

			Weighted average
	Number of	Weighted average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2022	4,256,000	0.14	4.41
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2022	4,256,000	0.14	3.90

Exercisable, December 31, 2022	4,256,000	$0.14	3.90

During the six months ended December 31, 2022, $5,159 was expensed to un-related parties, and $0 remains unamortized.

At December 31, 2022, the intrinsic value of the 4,256,000 outstanding options was $0.

Note 11 - Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement (See “Note 4 - Joint Venture Investment in HIE LLC ”). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the membership agreement. As of December 31, 2022, and 2021, the balances of loan payable to Eagle - JV partner totaled $442,251, and $707,654, respectively.

HIE had no operating activities for the six months ended December 31, 2022.

Note 12 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the six months ended December 31, 2022.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

Six months ended December 31, 2022 compared to six months ended December 31, 2021

We had no operating revenues, and cost of sales, for the six months ended December 31, 2022 and 2021, respectively.

Total operating expenses in the six months ended December 31, 2022 were $393,808 compared to $704,869 for the same period in 2021. The decrease in operating expenses is primarily a result of decreased professional fees - related party, management compensation, and general and administrative expenses. The Company’s net loss was $481,388 for the six months ended December 31, 2022 compared to $768,757 for the six months ended December 31, 2021. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at December 31, 2022 was $32 compared to $14,488 at December 31, 2021. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending June 30, 2023. We will require additional funding for our ongoing operations.

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

Material Commitments

As of the date of this quarterly report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $11,336,564 at December 31, 2022 and net loss from operations of $393,808.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of December 31, 2022. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall and Mr. Mulgrew assessed daily interaction, self-assessment and other on going monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of December 31, 2022, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting.

Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 19, 2019, the Company entered into a Stock Purchase Agreement with Radiant Images, Inc., a California corporation (“Radiant”), as well as Radiant’s shareholder Gianna Wolfe (“Wolfe”) and key employee, Michael Mansouri (“Mansouri”), pursuant to which the Company would acquire 100% of the shares of common stock (the “Shares”) of Radiant from Wolfe, resulting in the acquisition of Radiant. In April 2020, the Company received notice from Radiant of their intent to terminate the Company’s acquisition agreement. Although the Company believes that the termination is not legally valid, the Company ceased further discussions with respect to the acquisition and engaged counsel to pursue litigation for repayment of amounts due by Radiant. The Company’s investment in Radiant was structured as a revolving note. Pursuant to the terms of the revolving note, Radiant is required to repay the money already invested to Hawkeye with interest. The note receivable was issued on April 26, 2019, is due upon demand of the Company at any time commencing April 26, 2020. The interest rate on the note is 12% and accrues daily on the outstanding balance. At June 30, 2020 interest income of $154,042 had been accrued on the note. Under accounting treatment, this note, and interest were impaired on our balance sheet while we resolved this dispute. We had filed a complaint against Radiant and its principals and intended to vigorously pursue this matter and litigation. The dispute was amicably resolved by the parties by means of a Settlement Agreement and Release of All Claims dated November 17, 2021, whereby the Company as “plaintiff” and “cross-defendant” released, and was in turned released, by Radiant, Gianna Wolfe and Michael Mansouri from any and all claims in connection with the stock purchase agreement and revolving note. No payment was due to or made by the Company in connection with the settlement and release of this action.

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

Hawkeye Systems, Inc.

Date: January 31, 2023	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: January 31, 2023	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

