Form 10-Q
period 2023-03-31
Hawkeye Systems, Inc.
filed 2023-05-22
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

_______________________________________________________________

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 22, 2023, was  5,477,222 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2023	2022
ASSETS
Current assets:
Cash	$499,690	$325
Accounts receivable	5,000	-
Prepaid expenses	5,925	1,333
Interest receivable	10,521	-
Loan receivable	200,000	-
Total current assets	721,136	1,658

Total assets	$721,136	$1,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – related party	$672,573	$163,687
Accounts payable	16,384	7,637
Accrued liabilities – related party	30,218	22,322
Accrued interest – related party	217,835	79,946
Convertible note payable - related party	500,000	500,000
Line of credit - related party	525,000	265,000
Promissory Loan Payable – related party	700,000	-
Common stock payable - related party	30,000	624,344

Total current liabilities	2,692,010	1,662,936

Loan payable to Eagle - JV partner	442,251	442,251

Total liabilities	$3,134,261	$2,105,187

Commitments and contingencies (Notes 5 to 9)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 4,227,222 and 2,560,416 shares issued and outstanding, respectively (see Note 13)	$423	$256
Additional paid-in capital	9,377,727	8,778,391
Accumulated deficit	(11,791,275)	(10,882,176)
Total stockholders’ deficit	(2,413,125)	(2,103,529)
Total liabilities and stockholders’ deficit	$721,136	$1,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Sales	$-	$-	$-	$-

Operating expenses:
General and administrative	19,136	13,627	68,102	127,670
Management compensation	111,250	124,167	333,802	520,906
Professional fees	12,538	10,837	92,413	49,971
Professional fees - related party	250,000	15,500	292,415	167,758
Marketing	-	3,118	-	5,813
Total operating expenses	392,924	167,249	786,732	872,118

Loss from operations	(392,924)	(167,249)	(786,732)	(872,118)

Other income and expense:
Other income	5,000	-	5,000	-
PPP loan forgiveness	-	17,139	-	17,139
Interest income (expense)	10,521	-	10,521	(85)
Interest expense - related party	(50,308)	(43,799)	(137,888)	(107,602)
Total other expense	(34,787)	(26,660)	(122,367)	(90,548)

Net loss	$(427,711)	$(193,909)	$(909,099)	$(962,666)

Net loss per common share - basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.43)
Weighted average common shares outstanding - basic and diluted (1)	4,227,142	2,560,416	4,062,935	2,229,896

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the nine months ended March 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares(1)	Amount	Capital	Deficit	Total
Balance, June 30, 2022	2,560,416	$256	$8,778,391	$(10,882,176)	$(2,103,529)
Common stock issued for common stock payable	1,666,667	167	594,177	-	594,344
Stock based compensation – options	-	-	5,159	-	5,159
Net loss	-	-	-	(215,096)	(215,096)
Balance, September 30, 2022	4,227,083	$423	$9,377,727	$(11,097,272)	$(1,719,122)

Net loss	-	-	-	(266,292)	(266,292)
Balance, December 31, 2022	4,227,083	$423	$9,377,727	$(11,363,564)	$(1,985,414)

Shares issued for rounding to reflect the 1 for 10 reverse stock split	139	-	-	-	-
Net loss	-	-	-	(427,711)	(427,711)
Balance, March 31, 2023	4,227,222	$423	$9,377,727	$(11,791,275)	$(2,413,125)

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

For the Nine Months ended March 31, 2022 (Restated)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares(1)	Amount	Capital	Deficit	Total
Balance, June 30, 2021	1,792,115	$179	$7,958,622	$(9,713,661)	$(1,754,860)
Common stock issued for settlement of debt	30,000	3	29,997	-	30,000
Stock based compensation – options	-	-	73,994	-	73,994
Net loss	-	-	-	(311,355)	(311,355)
Balance, September 30, 2021	1,822,115	$182	$8,062,613	$(10,025,016)	$(1,962,221)

Common shares issued for stock payable	110,800	11	276,989	-	277,000
Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	-	(19,627)
Stock based compensation - options	-	-	284,727	-	284,727
Stock option cashless exercised	603,501	61	(61)	-	-
Net loss	-	-	-	(486,842)	(486,842)
Balance, December 31, 2021	2,536,416	$254	8,452,632	$(10,362,131)	$(1,906,963)
Stock option cashless exercised	24,000	2	22	-	24
Stock based compensation - options	-	-	5,158	-	5,158
Net loss	-	-	-	(194,784)	(194,784)
Balance, March 31, 2022	2,560,416	$256	$8,609,821	$(10,706,642)	$(2,096,565)

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(909,099)	$(962,666)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	-	(17,139)
Stock based compensation – options and warrant	5,159	363,879
Change in operating assets and liabilities:
Accounts receivable	(5,000)	-
Prepaid expense	(4,592)	(1,833)
Interest receivable	(10,521)	-
Accounts payable and accrued liabilities	8,747	51,475
Accounts payable and accrued liabilities - related party	516,782	83,160
Accrued interest - related party	137,889	44,710

Net cash used in operating activities	(260,635)	(438,414)

Cash flows from investing activities:
Note receivable from CNTNR	(200,000)	-
Net cash used in investing activities	(200,000)	-

Cash flows from financing activities:
Net proceeds from line of credit – related party	260,000	-
Net proceeds from promissory note – related party	700,000	-
Net proceeds from convertible note - related party	-	175,000
Net cash provided by financing activities	960,000	175,000

Net change in cash	499,365	(263,414)
Cash beginning of period	325	282,131
Cash end of period	$499,690	$18,717

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$594,344	$-
Common stock issued exchanged for common stock payable	$-	$277,000
Replacement of Inventory financing payable to convertible note	$-	$500,000
Common stock issued for settlement of debt	$-	$30,000
Stock option cashless exercised	$-	$627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), a Nevada corporation incorporated on May 15, 2018. Our previous focus was on pandemic management products and services. We are currently seeking opportunities while actively trying to liquidate mask inventory and wind-up existing deals. The Company is currently looking for investment opportunities in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. From inception until the date of this filing our activities have primarily consisted of (i) liquidating our stock of personal protective equipment (“PPE”) products, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, including the execution of letters of intent and the provision of funding to a few selected target companies, and (iii) recruiting and adding additional consultants and employees.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of balances due from other income in the current quarter ended March 31, 2023, compared to no accounts receivable for the same period in 2022. As the historical trends in collectability is not available to derive an appropriate estimated allowance, the allowance for doubtful accounts was $0 as of March 31, 2023.

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

Revenue recognition

As of March 31, 2023, the Company has generated revenues of $5,000 in consulting fees for an agreement with CNTNR. In the year ended June 30, 2022, the Company had no revenues. The revenue was recorded under other income. The consultant fees are payable on a monthly basis commencing March 1, 2023, pursuant to the agreement discussed in detail in Note 10 - Notes Receivable.

The Company measures revenue within the scope of ASC 606 by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The application of these five steps necessitates the development of assumptions that require judgment.

The Company records revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied.

Cost of sales

As of March 31, 2023, and 2022, the Company had no Cost of Sales.

Basic and diluted earnings per share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the nine months ended March 31, 2023, and 2022, potentially dilutive common stock equivalents were excluded from the calculation of diluted earnings per share because they were anti-dilutive as follows:

	March 31,	March 31,
	2023	2022
Warrants	239,400	249,400
Options	425,600	100,600
Convertible notes	6,208,130	3,575,000
Common stock payable	75,000	-
Total possible dilutive shares (See note 13)	6,948,129	3,925,000

The shares above have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023. See further discussion on Note 13 – stock reverse split.

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

We early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed financial statements for the nine months ended March 31, 2023 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy.

Note 2 - Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2023, the Company had a net loss of $909,099. As of March 31, 2023, the Company had an accumulated deficit of $11,791,275.

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

Note 3 – Restatement of Financial Statements for the Quarter End March 31, 2022

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

As of March 31, 2022, the balance of investment in HIE was $245,667 and the balance of loan payable to Eagle - JV partner was $707,654. Since there were no operating activities or financial movement between July 1, 2021 to March 31, 2022, the investment in HIE and the loan payable to Eagle - JV partner are the same as of June 30, 2021.

Effects on the previously issued year 2021 balance sheet referencing the restatement of asset, liability and equity are as follows:

Balance Sheet at March 31, 2022:	Originally Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$18,717	$-	$18,717
Prepaid expenses	4,833	-	4,833
Total current assets	23,550	-	23,550

Investment in HIE	-	245,667	245,667

Total assets	$23,550	$245,667	$269,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$282,277	$-	$282,277
Convertible note payable, net of discount - related party	1,175,000	-	1,175,000
Common stock payable - related party	200,000	-	200,000
Total current liabilities	1,657,277	-	1,657,277

Long-term liabilities:
Loan payable due to Eagle - JV partner	-	707,654	707,654
PPP loan	-	-	-
Total liabilities	1,657,277	707,654	2,364,931

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 2,560,416, and 2,560,416 shares issued and outstanding, respectively	256	-	256
Additional paid-in capital	8,460,070	-	8,460,070
Accumulated deficit	(10,094,053)	(461,987)	(10,556,040)
Total stockholders’ equity deficit	(1,633,727)	(461,987)	(2,095,714)
Total liabilities and stockholders’ deficit	$23,550	$	$269,217

Since there were no operating activities between July 01, 2021 to March 31, 2022, the previously issued March 31, 2022 Statement of Operations has not changed.

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

The joint venture investment in HIE LLC is accounted for by the Company using the equity method in accordance with FASB ASC 323.  There were no operating activities in HIE during the quarter ended March 31, 2023.

As of March 31, 2023, and June 30, 2022, the balances of investment in HIE were $0 in both periods.

Note 5 – Loan payable due to Eagle - JV partner

On July 17, 2020, the Company entered into a Membership Agreement (See “Note 4 - Joint Venture Investment in HIE LLC ”). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company is contingently liable to contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the membership agreement.  As of March 31, 2023, and December 31, 2022, the balances of loan payable to Eagle - JV partner totaled $442,251, and $707,654, respectively.

HIE had no operating activities for the nine months ended March 31, 2023.

Note 6 – Convertible Notes Payable – related party

On February 19, 2021, Steve Hall, an investor who holds approximately 72% of the Company’s common stock advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance would be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The creditor is 100% at risk as this is a non-recourse funding vehicle.

In June 2021 the Company cancelled the contemplated purchase of inventory and returned $500,000 to Mr. Hall. Mr. Hall has agreed to allow the Company to retain the balance to fund future purchases and general operating expenses.

On October 1, 2021, the Company and Steve Hall entered into an agreement to replace the inventory financing payable of $500,000 with a convertible note with annual simple interest rate of 12% for the first 90 days and annual simple interest rate of 20% thereafter, with a due date on September 30, 2022. At the option of holder, this note is convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

The note’s maturity date was extended to September 30, 2023.

As of March 31, 2023, and June 30, 2022, the accrued interest under the note was $140,000, and $64,932, and the principal balance was $500,000 at the end of both quarters, respectively.

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

As of March 31, 2023 and June 30, 2022, the outstanding principal totaled $525,000, and $265,000 with accrued interest of $75,566, and $15,015, respectively.

Note 8 – Promissory notes payable – related party

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make follow on investment in CNTNR USA Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company will repay the outstanding principal balance of the Steve Hall Note to the lender and transfer 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described below in Note 10 - Note Receivable.

As of March 31, 2023, the outstanding loan balance was $700,000 with accrued interest of $2,268.

 Note 9 – Accrued expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total of $30,218 from CNG. on a sale of face masks on behalf of Steve Hall, the CEO of Hawkeye Systems, Inc.  As of March 31, 2023, the deposits remain with the Company and has not been sent to Steve.  In addition, there are no fixed repayment terms or any repayment arrangement on this accrued liability.

Note 10 – Note receivable

On February 27, 2023, the Company entered into an initial promissory note with CNTNR and made an advanced payment of $200,000 to the borrower the following date.  Subsequently, on April 6, 2023, the Company restated the unsecured Promissory Note Agreement with CNTNR (the “CNTNR Note”) which superseded the prior agreement made in February 2023.  In the restated agreement, the Company agreed to lend CNTNR the total principal amount (“Principal Amount”) of $1,000,000 with a commitment fee equivalent to 5% of the Principal Amount.  CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023.  The balance of the consulting fee is recorded to the accounts receivable.

The CNTNR Note has an annual interest rate of 12% and matures at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the note, CNTNR will pay to the Company all outstanding Principal Amount and interest plus outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares).

Moreover, the CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount to the current fair market price when exercised and will expire 36 months after April 6, 2023. Both the shares and warrant shares have not been issued yet as of March 31, 2023 and will be recorded at fair value as financing income upon issuance at settlement.

As the interest is calculated on the total balance of $1,000,000 starting on the date of the first transfer on February 28, 2023, The CNTNR Note has accrued an interest of $10,521 with an outstanding principal of $200,000 as of quarter ended March 31, 2023.

Note 11 – Common stock payable – related party

On May 23, 2022, the board of directors granted Richard Cutler, former director who had resigned in August 2022, 50,000 shares (it was 500,000 shares prior to the reverse stock split described in Note 13) of restricted common stock valued at $20,000, with an exercise price of $0.4 per share.  The shares were granted as consideration for services granted.  All shares are restricted until an acquisition or reverse takeover of the Company.

On May 23, 2022, the board of directors granted Chris Mulgrew, Chief Financial Officer, 25,000 shares (it was 250,000 shares prior to the stock reverse split) of restricted common stock, valued at $10,000 with an exercise price of $0.04 per share.  The shares were granted as consideration for services granted.  All shares are restricted until an acquisition or reverse takeover of the Company.

As of March 31, 2023 and June 30, 2022, the Company reported common stock payable-related party of $30,000 and $624,343, which represents 75,000 (it was 750,000 shares prior to the stock reverse split), and 1,741,667 (it was 17,416,667 shares prior to the stock reverse split) shares of common stock to be issued, respectively.

Note 12 - Stockholders’ Equity

Common Stock

During the nine months ended March 31, 2023, the Company had the following common stock transactions:

•	1,666,667 shares issued on July 28, 2022 valued at $594,344 for settlement of two convertible notes to Steve Hall in aggregate amount of $500,000 and accrued interest of $94,344.

•	139 shares issued on February 9, 2023 with $0 value due to round up shares on stock reverse split. See note 13 for further discussion.

Stock Purchase Warrants

Transactions in stock purchase warrants for the nine months ended March 31, 2023 are as follows (the numbers set forth below have been adjusted to reflect the 1-for-10 reverse stock split of February 9, 2023):

	Number of	Weighted Average Exercise
	Warrants	Price
Balance at June 30, 2021	249,401	$1.00
Expired	-	-
Balance at September 30, 2022	249,401	$1.00
Expired	(10,000)	0.20
Balance at December 31, 2022	239,401	$1.04
Expired	-	-
Balance at March 31, 2023	239,401	$1.04

The composition of the Company’s warrants outstanding at March 31, 2023 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	35,000	1.08
$0.50	66,667	1.08
$1.00	70,867	1.08
$2.00	66,867	1.08
	239,401	1.08

At March 31, 2023, the intrinsic value of the 239,401 outstanding warrant was $0.

Stock Options

Transactions in stock options for the nine months ended March 31, 2023 are as follows:

	Number of options (1)	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2022	425,600	0.14	4.41
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2023	425,600	0.14	3.66

Exercisable, March 31, 2023	425,600	$0.14	3.66

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

During the nine months ended March 31, 2023 $5,159 was expensed to unrelated parties, and $0 remains unamortized.

At March 31, 2023, the intrinsic value of the 425,600 outstanding options was $0.

Note 13 – Stock Reverse Split

Hawkeye filed a form of 8K/A on March 23, 2023 announcing the Company amended its Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”) of the Company’s common stock while par value of $0.0001 per share remind the same. The Reverse Split was approved by FINRA on February 8, 2023, and became effective on February 9, 2023. All fractional shares resulting from the Reverse Split were rounded up to the nearest whole share, which results in an additional 139 shares issued for rounding. As a result of the Reverse Split, the Company now has approximately 4,227,222 shares of common stock outstanding. In addition, at the effective time of the reverse stock splits, all common shares, warrants, and options and the related financial information in this Quarterly Report on Form 10-Q were retroactively restated to reflect the 1-for-10 reverse stock split for all periods presented.

Note 14 – Consulting Agreement - Related Party

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, the Company’s CEO to provide real estate and development consulting services, including the supervision of the company's senior management, staff and all personnel, whether employees or consultants, strategic planning, property acquisitions and annual budget review.

The contract period is 12 months with no option for renewal thereafter. The Company has paid Steve Hall a one-time flat service fee of $250,000. Compensation is without recourse and there is no requirement for performance of services during the term of the contract.

In addition, Steve agreed that the Company may defer payment until such time as there is sufficient liquidity in the Company. The Company agrees that should the company not have the ability to pay the amount due, Steve will be permitted to convert any unpaid balance into company stock at a conversion rate of the prevailing market rate minus 20%. In the event of a merger or acquisition, Steve will not be permitted to convert the outstanding balance until 90 days after the transaction has closed.

Note 15 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation, that the following subsequent events would require disclosure in the financial statements:

•	On February 27, 2023, Hawkeye System, Inc. entered into an initial promissory note with CNTNR USA Inc (“CNTNR”)., a Delaware corporation and made an advanced payment of $200,000 to the borrower the following date. Subsequently, on April 12, 2023, the Company filed an 8K announcing that the Company entered into an unsecured Promissory Note Agreement with CNTNR effective April 06, 2023, whereby the Company will lend CNTNR $1,000,000 with a 5% Commitment Fee of the Principal Amount in the sum of $50,000 due upon signing. This Agreement supersedes the agreement dated 27 February 2023, and carries an annual interest rate of 12% and matures at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the loan, CNTNR will issue the Company one warrant for every share issued in repayment at the closing of an intended merger with CNTNR. The warrants will have a 30% discount to the current trading price when exercised and will expire 36 months after April 6, 2023. Furthermore, upon Maturity, CNTNR will pay, in cash, all outstanding principal and interest and issue 10% (6,170,879) of the issued and outstanding shares of CNTNR. As of the issued date of this report, the CNTNR Note has an outstanding principal of $790,000. In addition, CNTNR will pay the Company a monthly financial and administrative consulting fee of $5,000 starting March 01, 2023, and the accumulated outstanding balance is recorded in accounts receivable. Further detail see notes 10 - Note receivable.

•	As we stated in Note 8 - Promissory Notes Payable - Related Parties, as of March 31, 2023, the outstanding principal amount on the note was $700,000. On April 03, 2023, the company borrows an additional $300,000, bringing the outstanding balance to $1,000,000.

•	On April 24, 2023, the Company granted and issued 750,000 shares and 500,000 shares of common stocks to Corby Marshall, the CEO, and Christopher Mulgrew, the CFO, for compensation, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the nine months ended March 31, 2023.

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

The Company is currently looking for investment opportunities into target businesses in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. From the date of our previous filing, we have executed a letter of intent with CNTNR for an investment and potential merger with such company, and committed to provide them with $1,000,000 in financing, as described in Notes 8 and 10 to the Financial Statements.

Financial Condition and Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operations.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Nine months ended March 31, 2023 compared to nine months ended March 31, 2022

We had no operating revenues, and cost of sales, for the nine months ended March 31, 2023, and 2022.  However, we generated $5,000 for the quarter ended March 31, 2023 in other income from CNTNR for consulting fees due to the agreement entered in February 2023. See further discussion on Note 10 – Note receivable.

Total operating expenses in the nine months ended March 31, 2023 were $786,731 compared to $872,118 for the same period in 2022. The decrease in operating expenses is primarily a result of decreased professional fees - related party, management compensation, and general and administrative expenses. The Company’s net loss was $909,099 for the nine months ended March 31, 2023 compared to $962,666 for the nine months ended March 31, 2022. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at March 31, 2023 was $499,690 compared to $325 at June 30, 2022. We do not believe these cash reserves are sufficient to cover our expenses for our operations for fiscal year ending March 31, 2024. We will require additional funding for our ongoing operations.

In addition, we intend to raise funds through the sale of equity and the exercise of warrants issued in private placements. Although to date we have had some warrant exercises for cash, there can be no assurance that we will be able to raise money through offerings or through the exercise of warrants. If we cannot raise any additional financing prior to the expiration of the first quarter of 2024, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

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

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements; however, we do have a convertible note (see Note 6 to the Financial Statements), a line a credit (see Note 7 to the Financial Statements), and a promissory note (see Note 8 to the Financial Statements), from a related party. Generally, we have financed operations to date through proceeds from the various loans as discussed on the Note 5 to Note 8 to the Financial Statements.

Management anticipates additional increases in operating expenses relating to: (i) developmental expenses; and (ii) legal and accounting fees, required to complete our filings with the SEC, or the closing of a potential merger or business combination with a target company. We intend to finance these expenses with issuances of securities and through the exercise of outstanding warrants.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments on loan obligations.  For a discussion of the related items, please see Notes 5 to 10 to the Financial Statements.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $11,791,275 at March 31, 2023 and net loss from operations of $786,731.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans and raising of capital through the issuance of equity securities, until funds provided by operations are sufficient to cover working capital requirements.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of March 31, 2023. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such evaluation, Mr. Marshall and Mr. Mulgrew assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of March 31, 2023, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

Changes in Internal Control over Financial Reporting.

Other than engaging a new financial services firm to provide financial statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

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

Hawkeye Systems, Inc.

Date: May 22, 2023	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: May 22, 2023	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

