Form 10-K
period 2023-06-30
Hawkeye Systems, Inc.
filed 2023-10-17
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-180954

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,304,772 on the closing sale price of the registrant’s common stock on June 30, 2023 of $0.24 per share.

The number of shares of registrant’s common stock outstanding as of October 13, 2023 was 5,552,222.

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

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are currently pursuing opportunities to invest in, acquire, merge or consolidate with a target business participating in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. Our previous focus was on pandemic management products and services. Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 912-388-6720 and our website is www.hawkeyesystemsinc.com.

Business Description

From inception and until July of 2021, the Company focused on selling personal protective equipment (“PPE”). In July 2021, the Company’s management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of the Company’s resources.

Our current business plan is to acquire, merge or consolidate with another company (a “target business”). We intend to use capital stock, debt or a combination of these to effect a business combination with a target business with significant growth potential.

We will not restrict our search for target businesses to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of industry that may, in our management’s opinion, meet our business objectives as described in this annual report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have identified the modular construction industry and targeted North America’s housing shortage in the single-family and multi-family homes. We have not conducted any market studies with respect to this industry. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Selection of a target business and structuring of a business combination

Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

·	the financial condition and results of operation of the target;
·	the growth potential of the target and that of the industry in which the target operates;
·	the experience and skill of the target’s management and availability of additional personnel;
·	the capital requirements of the target;
·	the competitive position of the target;
·	the stage of development that the target’s products, processes, or services are at;
·	the degree of current or potential market acceptance of the target’s products, processes, or services;
·	proprietary features and the degree of intellectual property or other protection of the target’s products, processes, or services;
·	the regulatory environment of the industry in which the target operates;
·	the prospective equity interest in, and opportunity for control of, the target; and
·	the costs associated with effecting the business combination.

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

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definition and scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to a business combination. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

·	restrictions on the nature of our investments; and
·	the issuance of securities,

and have imposed upon us certain requirements, including:

·	registration as an investment company;
·	adoption of a specific form of corporate structure; and
·	compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

In the event we are characterized as an “investment company,” we would be required to comply with these additional regulatory burdens, which would require additional expense.

Intellectual Property

The Company currently does not own any intellectual property, and directly acquiring the intellectual property of a third party is not part of our current strategy.

Regulation

In our current business we are subject to local, state, federal and foreign governmental laws and regulations. Upon completion of an acquisition, we may have significant additional regulation based on the nature of the business.

Investment in HIE LLC

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). To pursue this objective, the parties agreed to form a Nevada limited liability company, HIE, LLC (“HIE”). According to the terms and conditions of the Membership Agreement, HIE would be terminated and dissolved upon the earliest to occur of: (i) the sale of HIE’s interest in the procurement, financing, transportation, sale and disposition of PPE; (ii) the refusal or inability of any party to comply with the requirements, obligations or stipulations of the Membership Agreement; (iii) the unanimous agreement of the parties; or (iv) the order of a court of competent jurisdiction. Eagle, Ikon and the Company would participate each in 33% of any net profits generated by HIE. Eagle contributed to HIE by providing and arranging to procure a loan (the “Origination Loan”), sufficient to cover all capital needed for each PPE purchase (a “Deal”); and additional funds, as needed, to cover additional expenses towards the costs of goods (“Additional Contribution”). The Company contributed by assigning its agreement to purchase gloves and agreed to issue convertible promissory notes to Eagle to secure the Origination Loan and any Additional Contribution. The parties agreed to pay an equal portion of all administrative expenses incurred by HIE. In the event of a loss of capital, all parties would contribute to repay the Origination Loan and Additional Contribution with each paying 33.3% of the loss.

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

HIE is managed by a manager appointed by the parties in accordance with a policy established by the policy committee. Each of the Company and Ikon will have 25 votes in the policy committee and Eagle will have 50 votes.

HIE has no activities and has been wound up in fiscal year 2023.  The Company has recorded a net gain/loss of $0 and a net gain of $59,208 during fiscal years 2023 and 2022, respectively, of which the Company has recorded a gain/loss on investment of $0 and a gain on investment of $19,736, in fiscal year ended of June 30, 2023, and 2022, respectively.

Investment in CNTNR USA, Inc.

On February 27, 2023, the Company as “Lender” and CNTNR USA, Inc., a Delaware corporation (“CNTNR”), as “Borrower” executed a promissory note (the “Original CNTNR Note”). CNTNR borrowed $200,000 from the Company under the Original CNTNR Note.

On April 6, 2023, the Company as “Lender” and CNTNR as “Borrower” executed a restated promissory note (the “Restated Note”). The principal amount of the Restated Note is $1,000,000, accruing annual interest at a rate of 12%, the Restated Note takes into account the $200,000 borrowed under the Original CNTNR Note. The maturity date of the Restated Note is: (i) the closing of a material debt or equity financing by CNTNR; or (ii) September 30, 2023, whichever occurs first. The Restated Note includes warrant coverage of one warrant issued for every one share of CNTNR issued in repayment of the principal amount of the Restated Note. The warrants shall be exercised with a 30% discount over the fair market value of the shares of CNTNR and expire 36 months after April 6, 2023. Pursuant to the terms of the Restated Note, CNTNR paid a commitment fee to the Company equivalent to 5% of the principal amount of the Restated Note; and a consulting fee of $5,000 per month, beginning on March 1, 2023. Upon maturity of the Restated Note, CNTNR shall pay all principal and interest due under the Restated Note and issued the equivalent of 10% of its issued and outstanding shares to the Company. If CNTNR defaults on repayment at maturity, then it shall issue 15% of its issued and outstanding shares to the Company. Warrant coverage applies over the shares issued at repayment, either over 10% of CNTNR’s outstanding shares if the Restated Note is repaid on or before its maturity date, or 15% of CNTNR's outstanding shares if the Borrower is in default.

To fund the Company’s investment in CNTNR, the Company and Steve Hall, a Company shareholder holding 37% of the issued and outstanding shares of the Company’s Common Stock, executed a promissory note on March 29, 2023 (the “Hall Note”). The principal amount under the Hall Note was $1,000,000, accruing interest at a rate of 12% per year. The maturity date of the Hall Note was: (i) the closing of a debt financing, or (ii) May 31, 2023, whichever occurs first. At the maturity date, the Company shall pay Steve Hall all accrued principal and interest under the Hall Note, and transfer to Steve Hall 90% of the shares of CNTNR issued to the Company and 90% of the warrants issued under the Restated Note. As on the date of this report, the Company and Steve Hall are currently working towards a restructuring of the Hall Note.

Company Policies

The Company has adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

The Company currently has no employees.

Legal Proceedings

The Company is not currently a party to any material legal proceedings and is not aware of any material threatened litigation.

Offices

Our current executive offices are provided by the management of the Company. We do not pay any rent, and there is no agreement to pay any rent in the future.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019, the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The closing sale price of our common stock on October 13, 2023 was $0.17 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
Quarter ended June 30, 2023	$0.35	$0.35
Quarter ended March 31, 2023	$0.12	$0.12
Quarter ended December 31, 2022	$0.21	$0.18
Quarter ended September 30, 2022	$0.22	$0.22
Quarter ended June 30, 2022	$0.28	$0.25

Holders

As of October 13, 2023, there were approximately 41 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

Restricted Common Stock – Steve Hall

On April 6, 2020, and December 15, 2020, the Company issued two convertible notes payable of $250,000 each to Steve Hall. Both notes have one year term with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loans, the Company also granted to the Lender 200,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise of 200,000 shares of stock option. Both notes and the accrued interests totaling $594,344 have been converted on September 1, 2021, and issued on July 28, 2022 for the aggregate total of 16,666,667 shares of common stock. On February 9, 2023, the 16,666,667 shares of common stock were reduced to 1,666,667 shares to reflect the 1-for-10 reverse stock split.

Restricted Common Stock - Richard Cutler

On May 23, 2022, the Company granted 500,000 shares of restricted common stock as compensation to Richard Cutler, a director until August 11, 2022. The shares were valued at $20,000 and were granted in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover. The 500,000 shares were issued on February 10, 2023, and later 450,000 shares were cancelled on June 15, 2023 due to the recognition of the Company’s reversed stock split. See further discussion on Note 13 – Reversed Stock Split to the Financial Statements.

Restricted Common Stock - Christopher Mulgrew

On May 23, 2022, the Company granted 250,000 shares of restricted common stock as compensation to Christopher Mulgrew, the Company’s Chief Financial Officer. The shares were valued  at $10,000 and were granted in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover. The stocks were issued on February 10, 2023, and later 225,000 shares were cancelled on June 15, 2023 due to the recognition of the reverse stock split. See further discussion on Note 13 – Reversed Stock Split to the Financial Statements.

On April 9, 2023, the Company granted 500,000 shares of restricted common stock with a fair market value of $0.142 per share to Christopher Mulgrew, the Company’s Chief Financial Officer, as performance bonus for calendar years 2021 and 2022, and recognizing that Mr. Mulgrew agreed to defer a significant portion of contractually obligated compensation payments. The shares were issued on April 24, 2023 in the amount of $71,000.

Restricted Common Stock - Corby Marshall

On February 9, 2023, the Company granted 750,000 shares of restricted common stock at the fair market value of $0.142 per share to Corby Marshall, the Company’s Chief Executive Officer, as performance bonus for calendar years 2021 and 2022, and recognizing that Mr. Marshall agreed to defer a significant portion of contractually obligated compensation payments. The shares were issued on April 24, 2023 in the amount of $106,500.

Common Stock issued for Rounding

On February 22, 2023, the Company issued 139 shares of common stock for rounding to reflect the 1 for 10 reverse stock splits. See further discussion on Note 13 – Reversed Stock Split to the Financial Statements.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2023.

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

The Company is currently looking for investment opportunities into target businesses in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. From the date of our previous filing, we entered into a convertible promissory note with CNTNR providing them with $1,000,000 in financing, as described in Notes 8 and 10 to the Financial Statements.

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

Results of Operations

Fiscal Years Ended June 30, 2023 and 2022

The Company had $0 operating revenues for both fiscal years of 2023 and 2022 after the Company ceased operations of its PPE business in July 2021. The Company generated from CNTNR a total of $70,000 for the year ended June 30, 2023 in other income, of which $20,000 was generated for consulting fees, and $50,000 for financing arrangement fee. See further discussion on Note 10– Note receivable to the Financial Statements.

During our fiscal year 2023, total operating expenses were $1,118,537 compared to $1,230,468 for the same period in 2022. The decrease in operating expenses is primarily a result of a decrease in Selling, General, and Administrative expenses due to company downsizing. The Company’s net loss was $1,226,311 for the fiscal year ended June 30, 2023 compared to net loss of $1,288,802 for the fiscal year ended June 30, 2022. The net losses are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at June 30, 2023 was $143,861 compared to $325 at June 30, 2022. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

As of our fiscal year ended June 30, 2023, we received $260,000, from a line of credit from a related party, and an additional $1,000,000 from a promissory note issued by a related party.

During our fiscal year ended June 30, 2023, the Company issued common stock valued at $624,344 in connection with settlement of stock payable, which included $594,344 associated with the settlement of a convertible promissory note with Steve Hall, and $30,000 related to settlement of compensation due to Richard Cutler for $20,000, and Christopher Mulgrew for $10,000.

In addition, we intend to raise funds through the sale of equity and debt securities. If we cannot raise any additional financing prior to the expiration of the first quarter of 2024, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

We are a smaller reporting company and have accumulated losses to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require additional funds over the next 12 months to complete our regulatory reporting and filings. However, we will require maximum participation through private placements, or alternative financing to implement our business plan.

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

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements, we do have a line of credit form a related party (see Note 7 to the Financial Statements). Generally, we have financed operations to date through proceeds from convertible loans.

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

 Material Commitments

As of the date of this annual report, we have entered into various commitments on loan obligations. For a discussion of the related items, please see Notes 5 to 10 to the Financial Statements.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,108,487 at June 30, 2023 and net loss from operations of $1,118,537.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, proceeds from convertible loans, and related party advances. In addition, the Company is in the development stage and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hawkeye Systems, Inc. as of June 30, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2018 to 2023

Lakewood, CO

December 14, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hawkeye Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hawkeye Systems, Inc. (the “Company”) as of June 30, 2023, the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended June 30, 2023, the Company had a net loss of $1,226,311 and an accumulated deficit of $12,108,487. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

/s/ Reliant CPA PC

Reliant CPA PC

Served as Auditor since 2023

Newport Beach, CA

October 5, 2023

HAWKEYE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022
ASSETS
Current assets:
Cash	$143,861	$325
Prepaid expenses	2,370	1,333
Interest receivable	40,438	-
Loan receivable	800,000	-
Total current assets	986,669	1,658

Total assets	$986,669	$1,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$730,454	$186,009
Accounts payable and accrued liabilities	13,644	7,637
Convertible note payable, net of discount - related party	500,000	500,000
Accrued interest – related party	298,158	79,946
Line of credit – related party	525,000	265,000
Promissory note payable – related party	1,000,000	-
Common stock payable - related party	-	624,344
Total current liabilities	3,067,256	1,662,936

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	3,509,507	2,105,187

Commitments and contingencies (Note 16)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 5,552,222 and 2,560,414 shares issued and outstanding, respectively	555	256
Additional paid-in capital	9,585,094	8,778,391
Accumulated deficit	(12,108,487)	(10,882,176)
Total stockholders’ deficit	(2,522,838)	(2,103,529)
Total liabilities and stockholders’ deficit	$986,669	$1,658

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2023	2022

Operating expenses:
General and administrative	89,260	284,751
Management compensation	622,551	799,593
Professional fees	156,726	78,811
Professional fees - related party	250,000	61,500
Marketing	-	5,813
Total operating expenses	1,118,537	1,230,468

Loss from operations	(1,118,537)	(1,230,468)

Other income and (expense):
Other income	70,000	-
PPP loan forgiveness	-	17,293
Interest income	40,438	-
Interest expense - related party	(218,212)	(95,363)
Gain on investment in HIE	-	19,736
Total other income and (expense)	(107,774)	(58,334)

Net loss	$(1,226,311)	$(1,288,802)

Net loss per common share - basic and diluted	$(0.23)	$(0.56)
Weighted average common shares outstanding - basic and diluted	5,236,347	2,312,334

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021 (Restated)	17,921,148	$179	$7,958,622	$(9,713,661)	$(1,754,860)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	(169,354)	120,287	(49,067)
Common stock issued for settlement of account payable	30,000	3	29,970	-	30,000
Stock based compensation – options	-	-	482,200	-	482,200
Stock option cashless exercised	627,500	63	(63)	-	-
Common stock issued for common stock payable	110,800	11	476,989	-	477,000
Net loss	-	-	-	(1,288,802)	(1,288,802)
Balance, June 30, 2022	2,560,416	$256	$8,778,391	$(10,882,176)	$(2,103,529)

Common stock issued for common stock payable	1,741,667	174	624,170	-	624,344
Common stock issued for compensation	1,250,000	125	177,375		177,500
Stock based compensation – options	-	-	5,158	-	5,158
Shares issued for rounding to reflect the 1 for 10 reverse stock split	139	-	-	-	-
Net loss				(1,226,311)	(1,226,311)
Balance, June 30, 2023	5,552,222	$555	$9,585,094	$(12,108,487)	$(2,522,838)

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,226,311)	$(1,288,802)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	-	(17,293)
Stock based compensation – options and warrant	5,158	482,200
Common stock issued for services	177,500	-
Change in operating assets and liabilities:
Prepaid expense	(1,038)	541
Interest receivable	(40,438)	-
Accounts payable and accrued liabilities	6,008	(46,214)
Accounts payable and accrued liabilities – related party	544,445	194,135
Accrued interest - related party	218,212	1,019
Common stock payable -- related party	-	147,344
Net cash used in operating activities	(316,464)	(527,070)

Cash flows from investing activities:
Gain on investment in HIE	-	(19,736)
Loans advanced to CNTNR	(800,000)	-
Net cash used in investing activities	(800,000)	(19,736)

Cash flows from financing activities:
Net proceeds from promissory note – related party	1,000,000	-
Net proceeds from line of credit –related party	260,000	265,000
Net cash provided by financing activities	1,260,000	265,000

Net change in cash	143,536	(281,806)
Cash beginning of period	325	282,131
Cash end of period	$143,861	$325

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for settlement of accounts payable	$-	$30,000
Common stock issued in exchanged for common stock payable -related party	$624,344	$477,000
Replacement of Inventory financing payable to convertible note	$-	$500,000
Debt forgiveness	$-	$17,293
Stock option cashless exercise	$-	$627

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2023 and 2022

Note 1 - Organization

Hawkeye Systems, Inc. (the “Company”), a Nevada corporation incorporated on May 15, 2018. Our previous focus was on pandemic management products and services. We are currently looking for investment opportunities in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. From inception until the date of this filing our activities have primarily consisted of (i) liquidating our stock of personal protective equipment (“PPE”) products, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, including the execution of letters of intent and the provision of funding to a few selected target companies.

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

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. There were $143,861 and $325 as cash equivalents as of June 30, 2023 and 2022, respectively.

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

The Company had no balance on accounts receivable and allowance for doubtful accounts at June 30, 2023 or 2022.

Inventory

The Company has no inventory as of June 30, 2023, and 2022, respectively.

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

Common stock purchase warrants and derivative financial instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception; are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

As of fiscal years ended June 30, 2023, and 2022, the Company had generated zero revenue for both years.

Cost of sales

Cost of sales includes inventory costs and shipping and freight expenses. Since the Company had not generated any revenue during fiscal years ended June 30, 2023, and 2022, the Company incurred no cost of sales in both years.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the years ended June 30, 2023 and 2022, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2023	June 30, 2022
Warrants	239,401	249,400
Options	425,600	425,600
Convertible notes	6,455,847	4,224,732
Total possible dilutive shares	7,120,848	4,899,732

The shares above have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023. See further discussion on Note 13 – stock reverse split.

Stock-based compensation

Stock-based compensation to employees and non-employees consists of stock options grants, warrants to purchase common stock, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The fair value of the share of common stock is based on the trading price of the Company’s share.

Option

The Company calculates the fair value of options and warrant grants utilizing the Black-Scholes pricing model. Assumptions used by the Company in using the Black-Scholes pricing model include:

1)	volatility based on the Company’s average volatility rate,
2)	risk free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant,
3)	the expected life of the option or warrants, and
4)	expected cash dividend rate on shares of common stock.

During the year ending June 30, 2023, and 2022, volatility was based on average rates for trading price of the Company’s share.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The resulting stock-based compensation expense for employee awards is generally recognized on a straight- line basis over the vesting period of the award.

There were no stock options granted during the fiscal year of 2023, and the remaining $5,158 of stock-based compensation awards were vested in September 2022.

Restricted Shares Granted for Compensation

On April 09, 2023, the Company issued 500,000 shares of common stock in the amount of $71,000 to Christopher Mulgrew, the CFO, and 750,000 shares of common stock in the amount of $106,500 to Corby Marshall, the CEO, as a performance bonus, respectively.

On June 15, 2023, the Company issued 25,000 shares of common stock in the amount of $10,000 to Christopher Mulgrew, the CFO, and 50,000 shares of common stock in the amount of $20,000 to Richard Cutler, a member of the Company’s board of directors who resigned on August 19, 2022, as a performance bonus, respectively. These two instances were recorded as common stock payable as of June 30, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year’s presentation.

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

During the year ended June 30, 2023, the Company had a net loss of $1,226,311. As of June 30, 2023, the Company had an accumulated deficit of $12,108,487. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

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

Note 4 – Loan payable due to Eagle - JV partner

July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Agreement, the interest of any net profits would be shared 33.3% among each member. If there is a loss in some or all of the capital, the Company is contingently liable to contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the Membership Agreement.

HIE did not have any operating activities during the year ended June 30, 2023. As of June 30, 2023 and 2022, the Company’s investment balance in HIE was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged for two years.

Note 5 - Related Party Transactions

Related party transactions are described in detail in Note 6, Note 7, Note 8, Note 9, Note 11, and Note 14.

Note 6 – Inventory Financing Payable – related party

On February 19, 2021, Steve Hall, a shareholder of the Company, advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance would be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement are non-interest bearing. The creditor is 100% at risk as this is a non-recourse funding vehicle.

In June 2021 the Company cancelled the contemplated purchase of inventory and returned $500,000 to Mr. Hall. Mr. Hall agreed to allow the Company to retain the balance to fund future purchases and general operating expenses.

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Notes consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, is $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the due date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note shall be added to the principal amount due under the Consolidated Note and shall be payable pursuant to the same terms. The line of credit is due and payable on the Due Date unless extended. At the option of holder, the Consolidated Note is convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

The Consolidated Note’s Due Date was extended to September 30, 2023.

As of June 30, 2023, and 2022, the accrued interest under the Consolidated Note was $164,932, and $64,932, and the principal balance was $500,000 at the end of both years, respectively.

Note 7 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principal disbursed under the line of credit will accrue interest, and be payable on the same terms as principal due under the Consolidated Note (see Note 6). The line of credit expired on October 1, 2022.  Subsequently, the line of credit has been renewed and extended with same terms and a new maturity date of October 1, 2023.

As of June 30, 2023, and 2022, the outstanding principal of the line of credit totaled $525,000, and $265,000 with accrued interest of $101,238, and $15,015, respectively.

Note 8 – Promissory notes payable – related party

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA, Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company will repay the outstanding principal balance of the Hall Note to Steve Hall and transfer to him 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described below in Note 10 - Note Receivable.

As of June 30, 2023, the outstanding loan balance was $1,000,000 with accrued interest of $31,989. This note is past its maturity date. The Company is currently working with Mr. Hall to restructure the note and extend its maturity date.

Note 9 – Accrued expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $30,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc. As of June 30, 2023, the deposits remain with the Company and have not been sent to Mr. Hall. In addition, there are no fixed repayment terms or any repayment arrangement on this accrued liability.

Note 10 – Note receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that will continue until the Principal Amount is repaid. The balance of the consulting fee is recorded as an accounts receivable. As of June 30, 2023, the accounts receivable has a zero balance.

The Amended CNTNR Note has an annual interest rate of 12% and matures at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the Amended CNTNR Note, CNTNR will pay to the Company all outstanding Principal Amount and interest, plus any outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares).

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023. Both the shares and warrant shares have not been issued as of June 30, 2023 and will be recorded at fair value as financing income upon issuance at settlement.

As the interest is calculated on the total balance of the available loan of $1,000,000 starting on the date of the first transfer on February 28, 2023, the CNTNR Note and the Amended CNTNR Note have accrued interest of $40,438 with an outstanding principal of $800,000 as of year ended June 30, 2023.

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

On May 23, 2022, the board of directors granted Chris Mulgrew, the Company’s Chief Financial Officer, 25,000 shares (it was 250,000 shares prior to the reverse stock split described in Note 13) of restricted common stock, valued at $10,000 with an exercise price of $0.04 per share. The shares were granted as consideration for services granted. All shares are restricted until an acquisition or reverse takeover of the Company.

As of June 30, 2023, and 2022, the Company reported common stock payable-related party of $0 and $624,344, which represents zero, and 1,741,667 (it was 17,416,667 shares prior to the stock reverse split) shares of common stock to be issued, respectively.

Note 12 - Stockholders’ Equity

Common Stock

2023 Stock Issuances

·	Issued 1,666,667 shares of common stock valued at $594,344 associated with the settlement of two convertible notes to Steve Hall in aggregate amount of $500,000 and accrued interest of $94,344.
·	Issued 139 shares of common stock valued $0 due to round up shares on stock reverse split. See Note 13 for further discussion.
Issued 500,000 shares of common stock for compensation of $71,000 to Christopher Mulgrew, the CFO.
·	Issued 25,000 shares of common stock for compensation of $10,000 to Christopher Mulgrew, the CFO.
·	Issued 750,000 shares of common stock for compensation to Corby Marshall, the CEO.
·	Issued 50,000 shares of common stock for compensation of $20,000 to Richard Cutler, a member of the Company’s board of directors who resigned on August 19, 2022.

2022 Stock Issuances

·

Issued 300,000 shares of common stock to Tysdco valued at $30,000 associated with the settlement of Accounts Payable of $30,000 on consultant fee. Shares were reduced to 30,000 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

Issued 464,570 shares of common stock valued $200,000 for stock payable to Financial Ventures Group. Shares were reduced to 46,457 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

·	Issued 643,430 shares of common stock valued $277,000 for stock payable to Steve Hall. Shares were reduced to 64,343 due to stock reverse split on 02/09/2023. See Note 13 for further discussion.
·

Issued 6,275,000 shares of common stock for cashless exercise of 7,900,000 stock options. Shares were reduced to 627,500 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

2022 Stock to be Issued

·

On September 1, 2021, Steve Hall converted a note with a principal amount of $500,000 and the associated accrued interest of $94,344 into 16,666,667 shares of common stock at $0.03566 per share. The transaction was being classified as a common stock payable-related party as of June 30, 2022. The shares were registered on July 28, 2022. Furthermore, shares were reduced to 1,666,667 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

On May 23, 2022, the board of directors granted Chris Mulgrew, a related party 250,000 shares of restricted common stock, respectively with conversion value of $0.04 per share. The shares were granted as consideration for services. All shares are restricted until an acquisition or reverse takeover of the Company. 25,000 shares of stock were issued on February 10, 2023 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

·

On May 23, 2022, the board of directors granted Richard Cutler, a related party 500,000 shares of restricted common stock, respectively with conversion value of $0.04 per share. The shares were granted as consideration for services. All shares are restricted until an acquisition or reverse takeover of the Company. 50,000 shares of stock were issued on February 10, 2023 to reflect the 1-for-10 reverse stock split on 02/09/2023. See Note 13 for further discussion.

Stock Purchase Warrants

Transactions in stock purchase warrants for the years ended June 30, 2023 and 2022 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2022	249,401	$1.00
Expired	-	-
Balance at September 30, 2022	249,401	1.00
Expired	(10,000)	0.20
Balance at December 31, 2022	239,401	1.04
Expired	-	-
Balance at March 31, 2023	239,401	1.04
Expired	-
Balance at June 30, 2023	239,401	$1.04

The Company had not issued any warrants to purchase common stock in the years ended June 30, 2023 and 2022, respectively.

The composition of the Company’s warrants outstanding at June 30, 2023 are as follows:

Exercise Price		Number of Warrants	Weighted Average Remaining Life (in years)
	$0.30	35,000	0.84
	$0.50	66,667	0.84
	$1.00	70,867	0.84
	$2.00	66,867	0.84
$
		239,401	0.84

The intrinsic value of the warrants as of June 30, 2023 and 2022 was $0.

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees, directors, and consultants.

Fiscal Year 2023

During the fiscal year ended June 30, 2023, the Company had not granted any stock options. And all stock options were vested at the end of 1st quarter of fiscal year 2023.

Fiscal Year 2022

On October 1, 2021, pursuant to the Company’s Option Plan, the Company granted 1,876,000 stock options with exercise prices of a range from $0.10 to $0.50 and a term of five years. All of these options vested 20% immediately upon issuance of the option and 20% every three months thereafter. The fair value of these shares was $132,210 of which $127,051 was recognized in the fiscal year ended June 30, 2022.

On May 23, 2022, the Company granted 3,250,000 stock options, of which 2,000,000 were to related parties. These options vested immediately upon issuance with exercise prices of a range from $0.05 to $0.075 and a term of five years with a fair value of $113,163.

Since the launch of the 2,500,000 shares of stock option plan in January 2019, the company has issued a total of 12,406,000 shares of stock options, of which 2,500,000 shares were under the 2019 option plan and were all vested and exercised by the end of fiscal year 2022. As of June 30, 2022, there are 4,182,800 shares of stock options exercisable, of which all are granted as non-statutory stock options, outside of the Option Plan.

On June 30, 2022, compensation cost for non-vested options of $5,158 will be recognized over the next year.

The fair value of the newly granted options was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2023	2022
Trading price	$0.00	$0.02 - 0.13
Exercise price	$0.00	$0.00
Expected term (in years)	0.00	5.00
Risk-free rate	0.00%	0.71%-2.84%
Volatility	0.00%	229%-255%
Dividend yield	-	-

For options issued in the year ended June 30, 2022, the volatility rate is based on the Company’s volatility. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. The Company has no history or expectation of paying cash dividends on its common stock.

Transactions in stock options for the years ended June 30, 2023, and 2022, are as follows:

			Weighted
	Number of	Weighted average	average remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2021	728,000	2.30	3.76
Granted	512,600	1.08	4.66
Expired or Forfeited	(25,000)	5.00	1.59
Exercised	(790,000)	1.86	3.14
Outstanding, June 30, 2022	425,600	1.41	4.41
Granted	-	-	-
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2023	425,600	1.41	3.41

Exercisable, June 30, 2023	425,600	$1.41	3.41

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

During fiscal year 2023, the Company amortized expenses of $5,158 to the unrelated party, and $0 remains unamortized.

At the fiscal years ended of June 30, 2023, and 2022, the intrinsic value of the outstanding options was $0 in both years.

Note 13 – Stock Reverse Split

Hawkeye filed a form of 8K/A on March 23, 2023 announcing the Company amended its Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”) of the Company’s common stock while par value of $0.0001 per share remain the same. The Reverse Split was approved by FINRA on February 8, 2023, and became effective on February 9, 2023. All fractional shares resulting from the Reverse Split were rounded up to the nearest whole share, which results in an additional 139 shares issued for rounding. As a result of the Reverse Split, the Company had 4,227,222 shares of common stock issued and outstanding on February 8, 2023. In addition, at the effective time of the Reverse Split, all common shares, warrants, options and the related financial information as filed in the Quarterly Report on Form 10-Q of 3rd quarter, and in this Annual Report on Form 10-K were retroactively restated to reflect the 1-for-10 reverse stock split for all past and current periods presented.

Note 14 – Consulting Agreement - Related Party

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services, including the supervision of the Company’s senior management, staff and all personnel, whether employees or consultants, strategic planning, property acquisitions and annual budget review.

The contract period is 12 months with no option for renewal thereafter. The Company has paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023. Compensation is without recourse and there is no requirement for performance of services during the term of the contract.

Note 15 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2023 and 2022.

At December 31, 2022 and 2021, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset existed at June 30, 2023 and 2022.

A reconciliation of the federal statutory income tax to our effective income tax is depicted below:

	June 30,	June 30,
	2023	2022
Federal statutory rates	$(257,525)	$(270,648)
Income tax adjustment
Stock based compensation	5,158	101,262
Permanent difference	370	288
Valuation allowance against net deferred tax assets	251,997	169,098
Effective rate	$-	$-

On June 30, 2023, the Company had federal net operating loss carry forwards of approximately $1,967,115. This loss will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2023	2022

Operating loss carry forward	$1,967,115	$1,715,118
Valuation allowance	(1,967,115)	(1,715,118)
Net deferred income tax asset	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2018 through 2022 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Note 16 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement (See “Investment in HIE LLC” in Item 1. Description of Business). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the fiscal year of 2023.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services. Transactions are described in detail in Note 14 - Consulting Agreement - Related Party.

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CONTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”) of which the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. Detailed discussions are included in note 10 - note receivable.

Note 17 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation, the following subsequent events would require disclosure in the financial statements:

The Company borrowed additional funds of $70,000 and $380,000 from Steve Hall on July 11, 2023 and August 14, 2023 respectively, which are related to Note 8 - Promissory Notes Payable - Related Party.

On July 12, 2023, and August 15, 2023, CNTNR advanced $200,000 and $100,000 of additional funds from the Company, respectively, which are related to Note 10 – Note receivable.

As of the date of this report, the Company and Steve Hall are currently working towards a restructuring of the Hall Note. Note detail is described in Note 8 – Promissory notes payable – related party.

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

Based on this evaluation, our management concluded that, as of June 30, 2023, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and report on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	53	Chairman, President, Secretary, Chief Executive Officer, and Director
Christopher Mulgrew	50	Treasurer, Chief Financial Officer and Director

Our Board of Directors consists of two members. All directors may be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Corby Marshall, Chairman of the Board of Directors and Chief Executive Officer

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

Christopher Mulgrew, Chief Financial Officer and Director

Mr. Christopher Mulgrew has been our chief financial officer since January 2021 and was elected as a member of our board of directors in May of 2022. Prior to joining Hawkeye Systems, Inc., Mr. Mulgrew performed contract CFO, mergers, and acquisitions consulting for Gimmal, Inc., a private equity backed SaaS company. In 2019 and 2020 he was Chief Financial Officer for Panther Fluids Management, LLC, a Houston-based engineering, and drilling fluids company. Prior to that Mr. Mulgrew ended his tenure at award-winning JEMSU, LLC in 2018 as Chief Executive Officer where he had served as Chief Financial Officer 2011-2017. He helped build JEMSU via multiple acquisitions and an aggressive organic growth strategy.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2023, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022 to:

·	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods, and
·	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)		($)	($)	(S)	($)	($)	($)
Corby Marshall, Chief Executive Officer	2023	250,000	106,500	(1).		-				356,500
Corby Marshall, Chief Executive Officer	2022	243,597				66,511				310,108
Christopher Mulgrew, Chief Financial Officer & Director	2023	195,000	71,000	(2)		-				266,000
Christopher Mulgrew, Chief Financial Officer & Director	2022	195,000			10,000	17,415				222,415
Richard Cutlet, Director (Resigned on August 19, 2022)	2022				20,000	-				20,000

(1)	Comprised of 750,000 shares of Common Stock issued by the Board of Directors by means of a board resolution dated February 13, 2023.
(2)	Comprised of 500,000 shares of Common Stock issued by the Board of Directors by means of a board resolution dated February 13, 2023.

Narrative Disclosure Requirements for Summary Compensation Table

Compensation

On June 11, 2020, the Company entered into an employment agreement with Corby Marshall, the Company’s chairman of the board of directors, president, and chief executive officer (the “Employment Agreement”). The term of the Employment Agreement is three years. The Employment Agreement will automatically extend for successive three-year terms, unless either party gives written notice of termination 30 days prior to the end of the then current term. Pursuant to the terms of the Employment Agreement, Mr. Marshall shall receive a base salary from the Company of $250,000 per year. If the Company is unable to pay this amount in cash, Mr. Marshall may defer cash compensation and receive like kind compensation in shares of the Company’s common stock. Mr. Marshall shall be reimbursed for business expenses, receive a car allowance and health benefits from the Company. As part of his compensation, Mr. Marshall is entitled to receive a target bonus of up to 100% of his base salary, based on the Company’s and his individual performance. If Mr. Marshall’s employment is terminated by the Company without cause, he will be entitled to receive severance benefits. The severance benefits include (i) the continuation of payment of his base salary in effect immediately prior to termination for no less than twelve months (the “Severance Benefit Period”); and (ii) the continuation of all employment benefits for the Severance Benefit Period. If Mr. Marshall is terminated without cause and in conjunction with a change in control, he will be entitled to receive change in control benefits, which includes (i) continuation of payment of his base compensation for a period equal to twice the amount of the Severance Benefit Period (the “Change in Control Benefit Period”), and (ii) the continuation of his employment benefits for the Change in Control Benefit Period. On February 13, 2023, Mr. Marshall received a bonus of 710,000 shares common stock with a cash value of $106,500, for the years 2021 and 2022, and for agreeing to defer cash compensation.

On January 15, 2021, the Company entered into a consulting agreement with Christopher Mulgrew, the Company’s chief financial officer (the “Consulting Agreement”). The Consulting Agreement was amended and restated on March 1st, 2021 (the “Restated Agreement”). Pursuant to the terms of the Restated Agreement, the Company shall pay Mr. Mulgrew a consultant fee of US$195,000 per annum and issue options to acquire 500,000 shares of the Company’s Common Stock at $0.30 per shares, with 20% of the options vesting immediately upon issuance of the option, and an additional 20% every three months thereafter. The agreement also included healthcare premiums and automobile allowance. On February 13, 2023, Mr. Mulgrew received a bonus of 500,000 shares common stock with a cash value of $71,000 for the years 2021 and 2022, and for agreeing to defer cash compensation.

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

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2023 or 2022. We may reimburse our directors for expenses incurred in connection with attending board meetings.

Option Exercises and Stock Vested

In fiscal year 2023, the Company has not granted any stock options. No stock options have been exercised as of June 30, 2023.

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

The Company has granted the aggregate total of 5,325,000 stock options issued to the directors, and officers, of which 1,150,000 stock options were granted under the Option Plan, and 4,175,000 options, were granted as non-statutory stock options, outside of the Option Plan. The Company has had a 1-to-10 reversed stock split commenced on February 9, 2023, of which options outstanding balance is reduced proportionally. As of the day of this annual report, 425,600 shares are exercisable.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2023.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Corby Marshall, Chief Executive Officer	100,000	0	0	$0.20	05/22/2027	0	0	0	0
Christopher Mulgrew, Chief Financial Officer & Director	50,000	0	0	$0.10	05/22/2027	0	0	0	0
Richard Cutlet, Director	0	0	0	0		0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2023, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is that of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after September 25, 2023 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person. As of September 25, 2023, there were 5,552,222 shares of our common stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	1,236,500	22,270%
Common Stock	Christopher Mulgrew (2)	587,000	10.57%
All Executive Officers and Directors as a Group (2 persons)		1,823500	32.84%

Common Stock	Steve Hall (3)	2,061,134	37,12%
Common Stock	CEDE&CO	918,333	16,54%

Executive Officers and Directors and 5% Beneficial Owners		4,802,967	86.5%

_____________

(1)	Consists of 1,236,500 shares of stock held by Mr. Marshall, and 100,000 shares pursuant to options.
(2)	Consists of 587,000 shares of stock held by Mr. Mulgrew, and options to purchase 50,000 shares of common stock.
(3)

Consists of 2,061,134 shares of stock held by Mr. Hall, which also included 239,401 shares of warrants, 50,000 shares of option, 317,507 from Line of Credit, 2,813,682 from revolver note and 3,324,658 shares from convertible notes.

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

On April 6, 2020, and December 15, 2020, the Company issued two convertible notes payable of $250,000 each to Steve Hall. Both notes have one year term with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. At the option of holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loans, the Company also granted to the Mr. Hall 200,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise of 200,000 shares of stock option. Both notes and the accrued interests totaling $594,344 have been converted on September 1, 2021, and issued on July 28, 2022 for the aggregate total of 16,666,667 shares of common stock. On February 9, 2023, the 16,666,667 shares of common stock were reduced to 1,666,667 shares to reflect the 1-for-10 reverse stock split.

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Notes consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, is $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the due date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note shall be added to the principal amount due under the Consolidated Note and shall be payable pursuant to the same terms. The line of credit is due and payable on the Due Date unless extended.  At the option of holder, this note is convertible at any time into shares of common stock at a conversion price of $0.02 per share. As of June 30, 2023, and 2022, the accrued interest was $164,932, and $64,932, respectively.

The Consolidated Note’s Due Date was extended to September 30, 2023.

On October 1, 2021, Steve Hall agreed to provide a Line of Credit of up to $1,000,000 to the Company with simple interest at 12% for the first 90 days, and simple interest at 20% per annum thereafter. The principal and interest payable shall be added to the principal amount of the Consolidated Note and payable pursuant to the same terms. As of June 30, 2023, the term of Line of Credit was extended to October 1, 2023. Over the fiscal years 2023, and 2022 in multiple transactions dates, the Company has withdrawn a total of $525,000, and $265,000, respectively. In connection with the Line of Credit, the Company has accrued interest of $101,238, and $15,015 in the fiscal years 2023, and 2022, respectively.

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company will repay the outstanding principal balance of the Steve Hall Note to Steve Hall and transfer 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described in Note 10 - Note Receivable in the Financial Statements. As of June 30, 2023, the outstanding loan balance was $1,000,000 with accrued interest of $31,989.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services, including the supervision of the Company’s senior management, staff and all personnel, whether employees or consultants, strategic planning, property acquisitions and annual budget review. The contract period is 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023. Compensation is without recourse and there is no requirement for performance of services during the term of the contract.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $42,500 and $52,340, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ended June 30, 2023 and 2022 were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2023. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

 Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant (as filed with the SEC on August 27, 2018)
3.2	Bylaws of Registrant (as filed with the SEC on August 27, 2018)
3.3	2019 Employees, Directors and Consultants Stock Option Plan (as filed with the sec on September 3, 2019)
10.1	Consulting Agreement dated as of January 15, 2021 among the Registrant and Christopher Mulgrew (as filed with the SEC on February 1, 2021)
10.2	Employment Agreement dated as of June 11, 2020 between Registrant and Corby Marshall*
10.3	Promissory note agreement dated as of February 27, 2023 between the Registrant and CNTNR as amended and restated on April 6, 2023 (as filed with the SEC on April 12, 2023)
10.4	Promissory note agreement dated as of March 29, 2023 between the Registrant and Steve Hall (as filed with the SEC on April 12, 2023)
10.5	Consulting Agreement dated as of January 30, 2023 between the Registrant and Steve Hall*
10.6	Membership Agreement dated July 17, 2020, between the Registrant, Eagle Equities LLC and Ikon Supplies*
21	List of Subsidiaries (as filed with the SEC on December 9, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

___________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

October 16, 2023	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

October 16, 2023	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 16, 2023	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

