Form 10-Q
period 2023-09-30
Hawkeye Systems, Inc.
filed 2023-11-17
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission File Number: 333-180954

Hawkeye Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 17, 2023, was 5,552,222 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash	$50,296	$143,861
Prepaid expenses	13,750	2,370
Interest receivable	72,442	40,438
Loan receivable	1,275,000	800,000
Total current assets	1,411,488	986,669

Total assets	$1,411,488	$986,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$812,631	$730,454
Accounts payable and accrued liabilities	28,124	13,644
Convertible note payable, net of discount - related party	500,000	500,000
Accrued interest – related party	390,568	298,158
Line of credit – related party	525,000	525,000
Promissory note payable – related party	1,450,000	1,000,000
Total current liabilities	3,706,322	3,067,256

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	4,148,573	3,509,507

Commitments and contingencies (Note -13)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 5,552,222 and 5,552,222 shares issued and outstanding, respectively	555	555
Additional paid-in capital	9,585,094	9,585,094
Accumulated deficit	(12,322,734)	(12,108,487)
Total stockholders’ deficit	(2,737,085	(2,522,838)
Total liabilities and stockholders’ deficit	$1,411,488	$986,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Operating expenses:
General and administrative	$21,594	$27,755
Management compensation	111,250	111,301
Professional fees	35,997	20,425
Professional fees - related party	-	15,000
Total operating expenses	168,841	174,481

Loss from operations	(168,841)	(174,481)

Other income (expense), net:
Other income	15,000	-
Interest income	32,004	-
Interest expense - related party	(92,410)	(40,615)
Total other income (expense), net	(45,406)	(40,615)

Net loss before income taxes provision	(214,247)	(215,096)

Provision for income tax	-	-

Net loss	$(214,247)	$(215,096)

Net loss per common share - basic and diluted	$(0.04)	$(0.10)
Weighted average common shares outstanding - basic and diluted	5,552,222	3,737,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months ended September 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	5,552,223	$555	$9,407,594	$(11,930,987)	$(2,522,838)
Net loss				(214,247)	(214,247)
Balance, September 30, 2023	5,552,223	$555	$9,407,594	$(12,145,234)	$(2,737,085)

For the Three Months ended September 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	2,560,416	$256	$8,778,391	$(10,882,176)	$(2,103,529)
Common stock issued for common stock payable	1,666,667	167	594,177	-	594,344
Stock based compensation – options	-	-	5,159	-	5,159
Net loss				(215,096)	(215,096)
Balance, September 30, 2022	4,227,083	$423	$9,377,727	$(11,097,272)	$(1,719,122)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(214,247)	$(215,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – options and warrant	-	5,159
Change in operating assets and liabilities:
Prepaid expense	(11,381)	(16,702)
Interest receivable	(32,004)	-
Accounts payable and accrued liabilities	14,479	92,875
Accounts payable and accrued liabilities – related party	82,178	-
Accrued interest - related party	92,410	-
Net cash used in operating activities	(68,565)	(133,764)

Cash flows from investing activities:
Note receivable from CNTNR	(475,000)	-
Net cash used in investing activities	(475,000)	-

Cash flows from financing activities:
Net proceeds from Promissory note - related party	450,000	-
Net proceeds from line of credit	-	160,000
Net cash provided by financing activities	450,000	160,000

Net change in cash	(93,565)	26,236
Cash beginning of period	143,861	325
Cash end of period	$50,296	$26,561

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$-	$594,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. Our previous focus was on pandemic management products and services. From inception and until July of 2021, we focused on selling personal protective equipment (“PPE”). In July 2021, our management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of our resources.

Our current business plan is to acquire, merge or consolidate with another company (a “target business”). We intend to use capital stock, debt or a combination of these to effect a business combination with a target business with significant growth potential. While actively searching for a target business, we are concurrently providing management consulting and strategic growth services to CNTNR USA, Inc., a Delaware corporation, to which we have provided a series of loans (see Note 9 “Note Receivable”).

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2023, as filed with the SEC on October 17, 2023.

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

Revenue recognition

As of September 30, 2023, and 2022, the Company had no revenue.

Cost of sales

As of September 30, 2023, and 2022, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the three months ended September 30, 2023 and 2022, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	September 30,	September 30,
	2023	2022
Warrants	239,401	249,399
Options	425,600	425,600
Convertible notes	672,798	5,227,806
Total possible dilutive shares	1,337,799	5,902,805

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

The Company has early adopted this standard effective July 1, 2021 using the modified retrospective approach transition method.

Note 2 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended September 30, 2023, the Company had a net loss of $214,247, and had an accumulated deficit of $12,322,734 as of September 30, 2023.

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

Note 3 – Loan payable due to Eagle - JV partner

July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Membership Agreement, the interest of any net profits would be shared 33.3% among each member. If there is a loss in some or all of the capital, the Company is contingently liable to contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay 1/3 of the loan contributed by Eagle or 1/3 of the capital paid by Eagle according to the Membership Agreement.

HIE did not have any operating activities since July 2021.  As a result, the Company’s investment balance in HIE as of September 30, 2023 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged for two years.

Note 4 - Related Party Transactions

Related party transactions are described in detail in Note 5, Note 6, Note 7, Note 8, and Note 10.

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

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Note consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, is $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the due date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note shall be added to the principal amount due under the Consolidated Note and shall be payable pursuant to the same terms. The line of credit is due and payable on the Due Date unless extended. At the option of holder, the Consolidated Note is convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

The Consolidated Note’s Due Date was extended to September 30, 2023 and we have not received any notice from Steve Hall indicating his intention to collect or convert the principal and interest under the Consolidated Note.

As of September 30, 2023, and 2022, the accrued interest under the Consolidated Note was $190,137, and $90,137, and the principal balance was $500,000 at the end of both years, respectively.

Note 6 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principal disbursed under the line of credit will accrue interest, and be payable on the same terms as principal due under the Consolidated Note (see Note 6). The line of credit expired on October 1, 2022.  Subsequently, the line of credit has been orally renewed and extended with same terms and a new maturity date of October 1, 2023.

As of September 30, 2023, and 2022, the outstanding principal of the line of credit totaled $525,000, and $425,000, with accrued interest balances of $130,460, and $30,424, respectively.

Note 7 – Promissory Notes Payable – related party

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA, Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company will repay the outstanding principal balance of the Steve Hall Note to Steve Hall and transfer to him 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described below in Note 9 - Note Receivable.

As of September 30, 2023, the outstanding loan balance was $1,450,000 with accrued interest of $69,972. the Steve Hall Note is past its maturity date. The Company is currently working with Mr. Hall to restructure the note and extend its maturity date.

Note 8 – Accrued Expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $33,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc. As of September 30, 2023, the deposits remain with the Company and have not been sent to Mr. Hall. In addition, there are no fixed repayment terms or any repayment arrangement on this accrued liability.

Note 9 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that will continue until the Principal Amount is repaid. In exchange for the consulting fee, the Company will provide management consulting and strategic growth services to CNTNR. The balance of the consulting fee is recorded as an accounts receivable. As of September 30, 2023, the accounts receivable has a zero balance.

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

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023. Both the shares and warrant shares have not been issued as of September 30, 2023 and will be recorded at fair value as financing income upon issuance at settlement.

The interest is calculated on the total balance of the available loan of $1,000,000 starting on the date of the first transfer on February 28, 2023. As of September 30, 2023, the CNTNR Note and the Amended CNTNR Note have accrued interest of $72,442 with an outstanding principal of $1,275,000. The increase in the principal amount from $1,000,000 to $1,275,000 is due to the Company extending an additional loan of $275,000 to CNTNR on the same terms and conditions those of the Amended CNTNR Note. The parties are currently working on amending the Amended CNTNR Note to reflect the increase on the principal amount of such nore.

Note 10 – Consulting Agreement - Related Party

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

Note 11 - Stockholders’ Equity

Stock Purchase Warrants

Transactions in stock purchase warrants for the three months ended September 30, 2023 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2023	239,401	$1.04
Expired	-	-
Balance at September 30, 2023	239,401	$1.04

The composition of the Company’s warrants outstanding at September 30, 2023 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	35,000	0.58
$0.50	66,667	0.58
$1.00	70,867	0.58
$2.00	66,867	0.58
	239,401	0.58

The intrinsic value of the warrants as of September 30, 2023 was $0.

Stock Options

Transactions in stock options for the three months ended September 30, 2023 are as follows:

		Weighted	Weighted average
	Number of	average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2023	425,600	$1.41	3.41
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2023	425,600	1.41	3.16

Exercisable, September 30, 2023	425,600	$1.41	3.16

During the three months ended September 30, 2023, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At September 30, 2023, the intrinsic value of the outstanding options was $0.

Note 12 – Stock Reverse Split

Hawkeye filed a form of 8K/A on March 23, 2023 announcing the Company amended its Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”) of the Company’s common stock while par value of $0.0001 per share remain the same. The Reverse Split was approved by FINRA on February 8, 2023, and became effective on February 9, 2023. All fractional shares resulting from the Reverse Split were rounded up to the nearest whole share, which results in an additional 139 shares issued for rounding. As a result of the Reverse Split, the Company had 4,227,222 shares of common stock issued and outstanding on February 8, 2023. In addition, at the effective time of the Reverse Split, all common shares, warrants, options and the related financial information as filed in the Quarterly Report on Form 10-Q of 3rd quarter of year 2023, in the Annual Report on Form 10-K issued on October 16, 2023, and this Quarterly Report on Form 10-Q of 1st quarter of year 2024 were retroactively restated to reflect the 1-for-10 reverse stock split for all past and current periods presented.

Note 13 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement with Eagle and Ikon to form HIE. Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the quarter ended September 30, 2023. Detailed discussions are included in Note 3 – Loan payable due to Eagle - JV partner.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services. Transactions are described in detail in Note 10 - Consulting Agreement - Related Party.

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”) of which the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. Detailed discussions are included in Note 9 - Note Receivable.

Note 14 - Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2023.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

The Company is currently looking for investment opportunities into target businesses in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. While we search for such opportunities, we are currently providing management consulting and strategic growth services to CNTNR USA, Inc (“CNTNR”). Prior to the date of this quarterly report, we have also provided financing to CNTNR.

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

Results of Operations

Three Months Ended September 30, 2023 compared to three months ended September 30, 2022.

We had no operating revenues, and cost of sales, for the three months ended September 30, 2023 and 2022, respectively.

Total operating expenses in the three months ended September 30, 2023 were $168,841 compared to $174,481 for the same period in 2022. The decrease in operating expenses is primarily a result of decreased professional fees - related party, and management compensation. The Company’s net loss was $214,247 for the three months ended September 30, 2023 compared to $215,096 for the three months ended September 30, 2022. The net loss for this period is primarily a result of operating expenses, and interest expense.

Liquidity and Capital Resources

Our cash balance at September 30, 2023 was $50,296 compared to $26,561 at September 30, 2022. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

As of our fiscal quarter ended September 30, 2023, we received $450,000, from a promissory note issued by a related party.

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

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements, we do have a line of credit from a related party (see Note 6 to the Financial Statements). Generally, we have financed operations to date through proceeds from convertible loans.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments on loan obligations. For a discussion of the related items, please see Notes 5 to 9 to the Financial Statements.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,322,734 at September 30, 2023 and net loss from operations of $12,108,487.

We do not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, proceeds from convertible loans, and related party advances. In addition, the Company is in the development stage and has accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue operations is dependent on the success of Management’s plans and raising of capital through the issuance of equity or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

We will require additional funding to finance our operations and regulatory filing obligations, as well as to identify, negotiate and materialize a business combination with a target business. We believe our current available cash may be insufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of September 30, 2023. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall and Mr. Mulgrew assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter of the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosure

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibits:

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: November 17, 2023	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: November 17, 2023	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

