Form 10-Q
period 2024-03-31
Hawkeye Systems, Inc.
filed 2024-04-29
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of each of the issuer’s classes of common equity as of April 29, 2024, was 8,661,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	(Audited) June 30,
	2024	2023
ASSETS
Current assets:
Cash	$58	$143,861
Prepaid expenses	6,250	2,370
Interest receivable	143,995	40,438
Loan receivable	1,563,000	800,000
Total current assets	1,713,303	986,669

Total assets	$1,713,303	$986,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$386,131	$730,454
Accounts payable and accrued liabilities	25,801	13,644
Convertible note payable, net of discount - related party	500,000	500,000
Accrued interest – related party	593,150	298,158
Line of credit – related party	570,250	525,000
Promissory note payable – related party	1,708,000	1,000,000
Total current liabilities	3,783,332	3,067,256

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	4,225,583	3,509,507

Commitments and contingencies (Note -13)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,661,772 and 5,552,222 shares issued and outstanding, respectively	866	555
Additional paid-in capital	10,082,311	9,585,094
Accumulated deficit	(12,595,457)	(12,108,487)
Total stockholders’ deficit	(2,512,280)	(2,522,838)
Total liabilities and stockholders’ deficit	$1,713,303	$986,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$14,250	$19,136	$52,015	$68,102
Management compensation	12,000	111,250	201,417	333,802
Professional fees	13,974	12,538	87,103	92,413
Professional fees - related party	-	250,000	-	292,415
Total operating expenses	40,224	392,924	$340,535	$786,732

Loss from operations	(40,224)	(392,924)	$(340,535)	$(786,732)

Other income (expense), net:
Other income	15,000	5,000	45,000	5,000
Interest income	27,102	10,521	103,556	10,521
Interest expense - related party	(101,348)	(50,308)	(294,991)	(137,888)
Total other income (expense), net	(59,246)	(34,787)	(146,435)	(122,367)

Net loss before income taxes provision	(99,470)	(427,711)	(486,970)	$(909,099)

Provision for income tax	-	-	-	-

Net loss	$(99,470)	$(427,711)	$(486,970)	$(909,099)

Net loss per common share - basic and diluted	$(0.01)	$(0.10)	$(0.08)	$(0.22)
Weighted average common shares outstanding - basic and diluted	7,909,883	4,227,142	6,332,408	4,062,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months ended March 31, 2024

			Additional	Stock
	Common Stock		Paid-in	To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, June 30, 2023	5,552,223	$555	$9,585,094	$-	$(12,108,487)	$(2,522,838)
Net loss				-	(214,247)	(214,247)
Balance, September 30, 2023	5,552,223	$555	$9,585,094	$-	$(12,322,734)	$(2,737,085)
Common stock issued for settlement of management compensation	-	-	-	497,528	-	497,528
Net loss	-	-	-	-	(173,254)	(173,254)
Balance, December 31, 2023	5,552,223	$555	$9,585,094	$497,528	$(12,495,987)	$(2,412,810)
Common stock issued for settlement of management compensation	3,109,549	311	497,217	(497,528)	-	-
Net loss	-	-	-	-	(99,470)	(99,470)
Balance, March 31, 2024	8,661,772	$866	$10,082,311	$-	$(12,595,457)	(2,512,280)

For the Nine Months ended March 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	2,560,416	$256	$8,778,391	$(10,882,176)	$(2,103,529)
Common stock issued for common stock payable	1,666,667	167	594,177	-	594,344
Stock based compensation – options	-	-	5,159	-	5,159
Net loss	-	-	-	(215,096)	(215,096)
Balance, September 30, 2022	4,227,083	$423	$9,377,727	$(11,097,272)	$(1,719,122)
Net loss	-	-	-	(266,292)	(266,292)
Balance, December 31, 2022	4,227,083	$423	$9,377,727	$(11,363,564)	$(1,985,414)
Shares issued for rounding to reflect the 1 for 10 reverse stock split	139	-	-	-	-
Net loss				(427,711)	(427,711)
Balance, March 31, 2023	4,227,222	$423	$9,377,727	$(11,791,275)	$(2,413,125)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(486,970)	$(909,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – options and warrant	-	5,159
Common stock issued for settlement of compensation	497,528	-
Change in operating assets and liabilities:
Accounts receivable	-	(5,000)
Prepaid expense	(3,880)	(4,592)
Interest receivable	(103,557)	(10,521)
Accounts payable and accrued liabilities– related party	(344,323)	516,782
Accounts payable and accrued liabilities	12,157	8,747
Accrued interest - related party	294,992	137,889
Net cash used in operating activities	(134,053)	(260,635)

Cash flows from investing activities:
Note receivable from CNTNR	(763,000)	(200,000)
Net cash used in investing activities	(763,000)	(200,000)

Cash flows from financing activities:
Net proceeds from Promissory note - related party	708,000	700,000
Net proceeds from line of credit	45,250	260,000
Net cash provided by financing activities	753,250	960,000

Net change in cash	(143,803)	499,365
Cash beginning of period	143,861	325
Cash end of period	$58	$499,690

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$-	$594,344
Common stock to be issued for settlement of service	$497,528	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. Our previous focus was on pandemic management products and services. From inception until July of 2021, we focused on selling personal protective equipment (“PPE”). In July 2021, our management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of our resources.

Our current business plan is to acquire, merge or consolidate with another company (a “target business”). We intend to use capital stock, debt or a combination of these to affect a business combination with a target business with significant growth potential. In early 2023, while actively searching for a target business, we began providing management consulting and strategic growth services to CNTNR USA, Inc., a Delaware corporation, to which we have provided a series of loans (see Note 9 “Note Receivable”).

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

Revenue recognition

As of March 31, 2024, and 2023, the Company had no revenue.

Cost of sales

As of March 31, 2024, and 2023, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the nine months ended March 31, 2024 and 2023, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	March 31,	March 31,
	2024	2023
Warrants	239,401	239,401
Options	377,600	425,600
Convertible notes	7,463,082	6,208,130
Common stock payable	-	75,000
Total possible dilutive shares	8,080,083	6,948,129

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

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2024, the Company had a net loss of $486,970, and an accumulated deficit of $12,595,457.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of March 31, 2024 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

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

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Note consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, is $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the Due Date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note shall be added to the principal amount due under the Consolidated Note and shall be payable pursuant to the same terms. The line of credit is due and payable on the Due Date unless extended. At the option of the holder, the Consolidated Note is convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

The Consolidated Note’s Due Date was extended to September 30, 2023 and, as of the date of this report, even though the Consolidated Note is in default, we have not received any notice from Steve Hall indicating his intention to collect or convert the principal and interest under the Consolidated Note.

As of March 31, 2024, and 2023, the accrued interest under the Consolidated Note was $240,274, and $140,000, and the principal balance was $500,000 at the end of both years, respectively.

Note 6 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principal disbursed under the line of credit will accrue interest and be payable on the same terms as principal due under the Consolidated Note (see Note 6). The line of credit expired on October 1, 2022. Subsequently, the line of credit has been orally renewed and extended with same terms and a new maturity date of October 1, 2023. Currently, the Company is working with Steve Hall on an extension on the Line of Credit.

As of March 31, 2024, and 2023, the outstanding principal of the line of credit totaled $570,250, and $525,000, with accrued interest balances of $182,092, and $75,566, respectively.

Note 7 – Promissory Notes Payable – related party

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA, Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company would repay the outstanding principal balance of the Steve Hall Note to Steve Hall and transfer to him 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described below in Note 9 - Note Receivable.

As of March 31, 2024, and 2023, the outstanding loan balances were $1,708,000, and $700,000 with accrued interests of $170,783, and $2,268, respectively. The Steve Hall Note is past its maturity date. The Company is currently working with Mr. Hall to restructure the Steve Hall Note and extend its maturity date.

Note 8 – Accrued Expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $33,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc. As of March 31, 2024, the deposits remain with the Company and have not been sent to Mr. Hall. In addition, there are no fixed repayment terms or any repayment arrangement on this accrued liability.

Note 9 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that will continue until the Principal Amount is repaid. In exchange for the consulting fee, the Company will provide management consulting and strategic growth services to CNTNR. The balance of the consulting fee is recorded as an accounts receivable. As of March 31, 2024, the accounts receivable has a zero balance.

The Amended CNTNR Note has an annual interest rate of 12% and matures at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the Amended CNTNR Note, CNTNR will pay to the Company all outstanding Principal Amount and interest, plus any outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares). The CNTNR Note was informally extended by the parties to January 31, 2024. As of the issued date of this report, the terms of the extension are still being worked out.

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger between the Company and CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023. Both the shares and warrant shares have not been issued as of March 31, 2024 and will be recorded at fair value as financing income upon issuance at settlement.

The interest is calculated on the total balance of the available loan of $1,000,000 starting on the date of the first transfer on February 28, 2023. As of March 31, 2024, the CNTNR Note and the Amended CNTNR Note have accrued interest of $143,995 with an outstanding principal of $1,563,000. The increase in the principal amount from $1,000,000 to $1,563,000 is due to the Company extending an additional loan of $563,000 to CNTNR on the same terms and conditions of those of the Amended CNTNR Note. The parties are currently working on amending the Amended CNTNR Note to reflect the increase on the principal amount of such the CNTNR Note.

Note 10 – Consulting Agreement - Related Party

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services, including the supervision of the Company’s senior management, staff and all personnel, whether employees or consultants, strategic planning, property acquisitions and annual budget review. The contract period is 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023. Compensation is without recourse and there is no requirement for performance of services during the term of the contract. The contract expired on December 31, 2023.

On December 1, 2023, Hawkeye entered into a consulting agreement with Chris Mulgrew, the Chief Financial Officer of the Company, to provide consulting services with monthly compensation of $3,500. The contract period is 12 months unless earlier terminated. Any extension of the term will be subject to mutual written agreement.

On December 1, 2023, Hawkeye entered into a consulting agreement with Corby Marshall, the Chief Executive Officer of the Company, to provide consulting services with monthly compensation of $500. The contract period is 12 months unless earlier terminated. Any extension of the term will be subject to mutual written agreement.

Note 11 - Stockholders’ Equity

Stock Purchase Warrants

Transactions in stock purchase warrants for the three months ended March 31, 2024 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2023	239,401	$1.04
Expired	-	-
Balance at September 30, 2023	239,401	1.04
Expired	-	-
Balance at December 31, 2023	239,401	$1.04
Expired	-	-
Balance at March 31, 2024	239,401	$1.04

The composition of the Company’s warrants outstanding at March 31, 2024 are as follows:

Exercise Price	Number of Warrants	Weighted Average Remaining Life (in years)
$0.30	35,000	0.08
$0.50	66,667	0.08
$1.00	70,867	0.08
$2.00	66,867	0.08
	239,401	0.08

The intrinsic value of the warrants as of March 31, 2024 was $0.

Stock Options

Transactions in stock options for the nine months ended March 31, 2024 are as follows:

		Weighted	Weighted average
	Number of	average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2023	425,600	1.41	3.41
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2023	425,600	1.41	3.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, December 31, 2023	425,600	1.41	2.90
Granted	-	-	-
Cancelled	(48,000)	(0.49)	0.11
Exercised	-	-	-
Exercisable, March 31, 2024	377,600	$0.92	$3.01

During the three months ended March 31, 2024, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At March 31, 2024, the intrinsic value of the outstanding options was $9,000.

Note 12 – Stock Reverse Split

Hawkeye filed a form of 8K/A on March 22, 2023 announcing the Company amended its Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”) of the Company’s common stock while par value of $0.0001 per share remain the same. The Reverse Split was approved by FINRA on February 8, 2023, and became effective on February 9, 2023. All fractional shares resulting from the Reverse Split were rounded up to the nearest whole share, which results in an additional 139 shares issued for rounding. As a result of the Reverse Split, the Company had 4,227,222 shares of common stock issued and outstanding on February 8, 2023. In addition, at the effective time of the Reverse Split, all common shares, warrants, options and the related financial information as filed in the Quarterly Report on Form 10-Q for the 3rd quarter of year 2023, in the Annual Report on Form 10-K filed on October 17, 2023, and this Quarterly Report on Form 10-Q for the 3rd quarter of year 2024 were retroactively restated to reflect the 1-for-10 reverse stock split for all past and current periods presented.

Note 13 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement with Eagle and Ikon to form HIE. Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the quarter ended March 31, 2024. Detailed discussions are included in Note 3 – Loan payable due to Eagle - JV partner.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services. Transactions are described in detail in Note 10 - Consulting Agreement - Related Party.

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”) of which the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. Further detailed discussions are included in Note 9 - Note Receivable.

Note 14 - Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the nine months and three months ended March 31, 2024.

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

Results of Operations

Nine Months Ended March 31, 2024 compared to Nine months ended March 31, 2023.

We had no operating revenues, and cost of sales, for the nine months ended March 31, 2024, and the nine months ended March 31, 2023. However, we generated $45,000, and 5,000 for the quarter ended March 31, 2024, and 2023 in other income from CNTNR for consulting fees due to the promissory note entered in February 2023. See further discussion on Note 10 – Note receivable.

Total operating expenses in the nine months ended March 31, 2024 were $340,535 compared to $786,731 for the same period in 2023. The decrease in operating expenses is primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses. The Company’s net loss was $486,970 for the nine months ended March 31, 2024 compared to $909,099 for the nine months ended March 31, 2023. The net loss for this period is primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at March 31, 2024 was $58 compared to $499,690 at March 31, 2023. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During our three fiscal quarters ended March 31, 2024, and 2023, we received $1,708,000, and $700,000, from a promissory note issued by a related party.

In addition, we intend to raise funds through the sale of equity and debt securities. If we cannot raise any additional financing prior to the expiration of the fourth quarter of 2024, we believe we will be able to obtain loans from management in the future, if necessary, but have no agreement in writing.

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

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue our operations.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,595,457 at March 31, 2024 and net loss from operations of $340,535 for the nine months ended March 31, 2024.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of March 31, 2024. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall and Mr. Mulgrew assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of March 31, 2024, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our property that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

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

Hawkeye Systems, Inc.

Date: April 29, 2024	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer

Date: April 29, 2024	By:	/s/ Christopher Mulgrew
Christopher Mulgrew, Chief Financial Officer
Principal Financial Officer

