Form 10-K
period 2024-06-30
Hawkeye Systems, Inc.
filed 2024-09-30
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,330,886 on the closing sale price of the registrant’s common stock on June 30, 2024 of $0.50 per share.

The number of shares of registrant’s common stock outstanding as of September 30, 2024 was 8,706,772.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Hawkeye Systems, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Hawkeye”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this annual report.

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

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are currently pursuing opportunities to invest in, acquire, merge or consolidate with a target business participating in diversified industries. Our previous focus was on pandemic management products and services. Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 912-388-6720 and our website is www.hawkeyesystemsinc.com.

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

We will not restrict our search for target businesses to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of industry that may, in our management’s opinion, meet our business objectives as described in this annual report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we affect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of June 30, 2024, and 2023 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, remained unchanged from year 2021.

Investment in CNTNR USA, Inc.

On February 27, 2023, the Company as “Lender” and CNTNR USA, Inc., a Delaware corporation (“CNTNR”), as “Borrower” executed a promissory note (the “Original CNTNR Note”). CNTNR borrowed $200,000 from the Company under the Original CNTNR Note.

On April 6, 2023, the Company as “Lender” and CNTNR as “Borrower” executed a restated promissory note (the “Restated Note”). The principal amount of the Restated Note is $1,000,000, accruing annual interest at a rate of 12%, the Restated Note takes into account the $200,000 borrowed under the Original CNTNR Note. The maturity date of the Restated Note is: (i) the closing of a material debt or equity financing by CNTNR; or (ii) September 30, 2023, whichever occurs first. The Restated Note includes warrant coverage of one warrant issued for every one share of CNTNR issued in repayment of the principal amount of the Restated Note. The warrants shall be exercise with a 30% discount over the fair market value of the shares of CNTNR and expire 36 months after April 6, 2023. Pursuant to the terms of the Restated Note, CNTNR paid a commitment fee to the Company equivalent to 5% of the principal amount of the Restated Note; and a consulting fee of $5,000 per month, beginning on March 1, 2023. Upon maturity of the Restated Note, CNTNR shall pay all principal and interest due under the Restated Note and issue the equivalent of 10% of its issued and outstanding shares to the Company. If CNTNR defaults on repayment at maturity, then it shall issue 15% of its issued and outstanding shares to the Company.

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

On April 1, 2024, the Company entered into a Debt Consolidation Agreement with Steve Hall, pursuant to which the outstanding balance of $1,560,000 and the related interest receivable of $143,995, for a series of loans provided by Steve Hall to the Company, beginning in 2021, were consolidated. The Debt Consolidation Agreement included, inter alia, all amounts of principal and interest owed by the Company under the Hall Note.

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

Item 1C. Cybersecurity Disclosures.

We rely upon internally and externally managed information technology systems and networks for the collection and storage of sensitive data and business information. We approach cybersecurity risks with a comprehensive risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to our business.

Risk Management and Strategy

Our cybersecurity program is designed to detect cybersecurity threats and vulnerabilities, protect our information systems from such threats, and ensure the confidentiality, integrity, and availability of systems and information used, owned or managed by us. Our focus is on protecting sensitive information, such as personal information of our customers and employees, and confidential business information that could be leveraged by a competitor or a malicious actor.

Our cybersecurity program has several components, including the adoption of information security protocols, standards, and guidelines consistent with best industry practices; engaging third-party service providers to conduct security assessments and penetration testing; and performing periodic internal audits of our cybersecurity protocols. We employ a risk-based process designed to manage cybersecurity risks presented by third-party vendors that may have access to our sensitive information and/or information technology (“IT”) systems. This process may consider the nature of the services provided, the sensitivity and quantity of information processed, the criticality of any potentially impacted IT systems, and/or the strength of the vendor’s cybersecurity practices.

We monitor potential cybersecurity risks through tracking. These key risks are characterized by various factors such as the likelihood of us experiencing a particular type of cybersecurity incident, the speed at which each type of cybersecurity incident could impact the Company, and management’s assessment of the Company’s ability to respond quickly and efficiently.

An incident response plan aligned with best practices guidelines governs our response to cybersecurity incidents. The incident response plan outlines how we can detect, analyze, contain, eradicate, recover, and perform post-incident activities in the event of a cybersecurity incident. It also contains an internal, risk-based escalation framework designed to ensure that all relevant individuals are promptly informed of any cybersecurity incident and dictates procedures for determining whether a cybersecurity incident is material without unreasonable delay.

Material Effects from Risks of Cybersecurity Threats

While we may experience minor data and cybersecurity incidents from time to time, to our knowledge, the risks posed by cybersecurity threats have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. However, there can be no assurance that we will not be materially affected by such risks in the future. A successful cybersecurity attack may expose us to misuse of information or systems, the compromising of confidential information, manipulation or destruction of data, production downtimes, and operations disruptions.

Governance

Role of Management

One of the key functions of our executive officers, in connection with our IT team, is informed oversight of our risk management process, which includes risks from cybersecurity threats. Our executive ooficers monitor and assess strategic risk exposure, and manage the material risks we face.

Our executive officers who have experience in IT, work with our board of directors to manage our cybersecurity policies and processes. Together, they stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. They also track how we prevent, identify, lessen, and address cybersecurity issues. This is done through regular checks of our systems, tests to identify security weaknesses, and maintaining an incident response plan.

In addition to such regular system checks, our executive officers, together with the board of directors, regularly discuss active, emerging and potential cybersecurity risks. They keep each other informed about significant changes affecting cybersecurity, and they periodically update management with these changes, as well as our cybersecurity risks, so that management can administer its oversight function as a part of its broader oversight and risk management.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019, the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The closing sale price of our common stock on September 27, 2024 was $0.46 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
Quarter ended June 30, 2024	$0.50	$0.50
Quarter ended March 31, 2024	$0.54	$0.49
Quarter ended December 31, 2023	$0.07	$0.07
Quarter ended September 30, 2023	$0.17	$0.17
Quarter ended June 30, 2023	$0.35	$0.35

Holders

As of September 27, 2024, there were approximately 41 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

Restricted Common Stocks - Corby Marshall

On December 1, 2023, the Company granted 2,345,175 shares of restricted common stock valued at $375,228 to Corby Marshall, the Company’s Chief Executive Officer in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover. Ultimately, the shares were issued on January 23, 2024.  The shares were issued at the trading price of the Company’s Common Stock as of December 1, 2023, equivalent to $0.16 per share.

On February 9, 2023, the Company granted 750,000 shares of restricted common stock at the fair market value of $0.142 per share to Corby Marshall, as performance bonus for calendar years 2021 and 2022, and recognizing that Mr. Marshall agreed to defer a significant portion of contractually obligated compensation payments. The shares were issued on April 24, 2023 in the amount of $106,500.

Restricted Common Stocks - Christopher Mulgrew

On December 1, 2023, the Company granted 764,375 shares of restricted common stock valued at $122,300 to Christopher Mulgrew, the Company’s Chief Financial Officer who resigned from the position on August 31, 2024, in lieu of cash compensation, contingent upon completion of an acquisition or reverse takeover. Ultimately, the shares were issued on January 23, 2024. The shares were issued at the trading price of the Company’s Common Stock as of December 1, 2023, equivalent to $0.16 per share.

On April 9, 2023, the Company granted 500,000 shares of restricted common stock with a fair market value of $0.142 per share to Christopher Mulgrew, as performance bonus for calendar years 2021 and 2022, and recognizing that Mr. Mulgrew agreed to defer a significant portion of contractually obligated compensation payments. The shares were issued on April 24, 2023 in the amount of $71,000.

Common Stocks issued for Rounding

On February 22, 2023, the Company issued 139 shares of common stock for rounding to reflect the 1 for 10 reverse stock splits. See further discussion on Note 13 – Reversed Stock Split to the Financial Statements.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2024.

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

We expect we will require additional capital to develop our business plan. We expect to raise additional capital through, among other things, the sale of equity or debt securities in the near future.

Results of Operations

Fiscal Years Ended June 30, 2024 and 2023

The Company had $0 operating revenues for both fiscal years of 2024, and 2023 after the Company ceased operations of its PPE business in July 2021. The Company generated from CNTNR a total of $45,000 and $70,000 for the year ended June 30, 2024, and 2023 in other income, of which $45,000, and 20,000 were generated for consulting fees, and $0, and $50,000 for financing arrangement fees, respectively. See further discussion on Note 10– Note receivable to the Financial Statements.

During our fiscal year 2024, total operating expenses were $373,390 compared to $1,118,537 for the same period in 2023. The decrease in operating expenses is primarily a result of a decrease in Selling, General, and Administrative expenses due to company downsizing. The Company’s net loss was $578,717 for the fiscal year ended June 30, 2024 compared to net loss of $1,226,311 for the fiscal year ended June 30, 2023. The net losses are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at June 30, 2024 was zero compared to $143,861 at June 30, 2023. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During the fiscal years ended June 30, 2024, and 2023, we received $45,250, and $250,000, from a line of credit from a related party, respectively.  The outstanding balance was settled with the Debt Consolidation Agreement.  See further discussion on Note 11 - Debt Consolidation Agreement.

In addition, in the fiscal years ended June 30, 2024, and 2023, we received $994,623, and $1,000,000 from a promissory note issued by a related party, respectively.

On April 1, 2024, the Company settled $250,000 in accounts payable, and $33,218 in accrued expenses with a related party with the Debt Consolidation Agreement.  See further discussion on Note 11 – Debt Consolidation Agreement.

During our fiscal year ended June 30, 2023, the Company issued common stock valued at $624,344 in connection with settlements of stock payable, which included $594,344 associated with the settlement of a convertible promissory note with Steve Hall, and $30,000 related to settlements of compensation due to Richard Cutler for $20,000, and Christopher Mulgrew for $10,000.

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

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements. Generally, we have financed operations to date through proceeds from convertible loans.

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

Material Commitments

As of the date of this annual report, we have entered into various commitments on loan obligations or capital options. For a discussion of the related items, please see Notes 5 to 10 to the Financial Statements.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,687,204 at June 30, 2024 and net loss from operations of $578,717.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hawkeye Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hawkeye Systems, Inc. (“the Company”) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023.

Spokane, Washington
September 30, 2024

HAWKEYE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
ASSETS
Current assets:
Cash	$-	$143,861
Prepaid expenses	2,500	2,370
Interest receivable	-	40,438
Loan receivable	-	800,000
Total current assets	2,500	986,669

Total assets	$2,500	$986,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$101,500	$730,454
Accounts payable and accrued liabilities	9,262	13,644
Convertible note payable, net of discount - related party	-	500,000
Accrued interest – related party	58,891	298,158
Line of credit – related party	-	525,000
Promissory note payable – related party	1,994,623	1,000,000
Total current liabilities	2,164,276	3,067,256

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	2,606,527	3,509,507

Commitments and contingencies (Note 16)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,661,772, and 5,552,222 shares issued and outstanding, respectively	866	555
Additional paid-in capital	10,082,311	9,585,094
Accumulated deficit	(12,687,204)	(12,108,487)
Total stockholders’ deficit	(2,604,027)	(2,522,838)
Total liabilities and stockholders’ deficit	$2,500	$986,669

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2024	2023

Sales	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-

Operating expenses:
General and administrative	63,933	89,260
Management compensation	213,417	622,551
Professional fees	96,040	156,726
Professional fees - related party	-	250,000
Total operating expenses	373,390	1,118,537

Loss from operations	(373,390)	(1,118,537)

Other income and (expense):
Other income	45,000	70,000
Interest income	103,556	40,438
Interest expense - related party	(353,883)	(218,212)
Total other income and (expense)	(205,327)	(107,774)

Loss before income tax	(578,717)	(1,226,311)

Income Tax Expense	-	-

Net loss	$(578,717)	$(1,226,311)

Net loss per common share - basic and diluted	$(0.08)	$(0.23)
Weighted average common shares outstanding - basic and diluted	6,911,718	5,236,347

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	2,560,416	$256	$8,778,391	$(10,882,176)	$(2,103,529)

Common stock issued for common stock payable	1,741,667	174	624,170)		624,344
Common stock issued for compensation	1,250,000	125	177,375	-	177,500
Stock based compensation – options	-	-	5,158	-	5,158
Shares issued for rounding to reflect the 1 for 10 reverse stock splits	139	-		-	-
Net loss	-	-		(1,226,311)	(1,226,311)
	-	-	-
Balance, June 30, 2023	5,552,222	$555	$9,585,094	$(12,108,487)	$(2,522,838)

Common stock issued for settlement of management compensation	3,109,550	311	497,217		497,528

Net loss				(578,717)	(578,717)
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(578,717)	$(1,226,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – options and warrant	-	5,158
Common stock issued for services	497,528	177,500
Change in operating assets and liabilities:
Prepaid expense	(130)	(1,038)
Interest receivable	40,438	(40,438)
Accounts payable and accrued liabilities	(37,600)	6,008
Accounts payable and accrued liabilities – related party	(595,736)	544,445
Accrued interest - related party	(239,267)	218,212
Net cash used in operating activities	(913,484)	(316,464)

Cash flows from investing activities:
Settlement on note receivable	800,000	-
Loans advanced to CNTNR	-	(800,000)
Net cash provided by (used in) investing activities	800,000	(800,000)

Cash flows from financing activities:
Repayment on convertible note payable - related party	(500,000)	-
Proceeds from line of credit - related party	45,250	260,000
Proceeds from promissory note payable – related party	994,623	1,000,000
Repayment on line of credit - related party	(570,250)	-
Net cash provided by financing activities	(30,377)	1,260,000

Net change in cash	(143,861)	143,536
Cash beginning of period	143,861	325
Cash end of period	$-	$143,861

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash operating activities:
Interest expenses	$593,150	$-
Interest receivable	$40,438	$(40,438)
Common stock issued for compensation	$497,528	$177,500

Non-cash investing activities:
Settlement on note receivable	$800,000	$-

Non-cash financing activities:
Repayment on convertible note payable - related party	$(500,000)	$-
Repayment on line of credit - related party	$(570,250)	$-

 The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2024 and 2023

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. Significant estimates in the accompanying financial statements include fair value assumptions used for stock-based compensation, and the valuation allowance on deferred tax assets.

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2024, there was an overdraft of $2,617 which was recorded under accounts payable. The balances of cash equivalents were zero and $143,861 as of June 30, 2024, and 2023, respectively.

Financial instruments

For certain of the Company’s financial instruments, including cash, and convertible note payable, related party, the carrying amounts approximate their fair values due to their short maturities.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

The Company had no balance on accounts receivable and allowance for doubtful accounts at June 30, 2024 or 2023.

Inventory

The Company has no inventory as of June 30, 2024, and 2023, respectively.

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

Revenue recognition

Revenue is recorded in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized from product sales when goods are shipped, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable, and collection is reasonably assured. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in the cost of goods sold. The Company recognizes sales on a gross basis when it is considered the primary obligor in the transaction and on a net basis when it is considered to be acting as an agent. We record estimates for cash discounts, product returns, and other discounts in the period of the sale. This provision is recorded as a reduction from gross sales and the reserves are shown as a reduction of accounts receivable.

As of fiscal years ended June 30, 2024, and 2023, the Company had generated zero revenue for both years.

Cost of sales

Cost of sales includes inventory costs and shipping and freight expenses. Since the Company did not generate any revenue during fiscal years ended June 30, 2024, and 2023, the Company incurred no cost of sales in both years.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable. For the years ended June 30, 2024 and 2023, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2024	June 30, 2023
Warrants	-	239,401
Options	377,600	425,600
Convertible notes	-	6,455,847
Total Shares	377,600	7,120,848

The shares above have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023. See further discussion on Note 13 – stock reverse split.

Stock-based compensation

Stock-based compensation to employees and non-employees consists of stock options grants, warrants to purchase common stock, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The fair value of the share of common stock is based on the trading price of the Company’s shares.

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

There were no stock options granted during the fiscal years of 2024, and 2023.

Restricted Shares Granted for Compensation

On January 23, 2024, the Company issued 764,375 shares of common stock in the amount of $112,300 to Christopher Mulgrew, the chief financial officer of the Company resigned from the position of chief financial officer and director of the Company on August 31, 2024, and 2,345,175 shares of common stock in the amount of $375,228 to Corby Marshall, the chief executive officer of the Company, as a performance bonus, for services rendered before December 1, 2023, respectively. The shares were issued at the trading price of the Company’s Common Stock as of December 1, 2023, equivalent to $0.16 per share.

On June 15, 2023, the Company issued 25,000 shares of common stock in the amount of $10,000 to Christopher Mulgrew, and 50,000 shares of common stock in the amount of $20,000 to Richard Cutler, a member of the Company’s board of directors who resigned on August 19, 2022, as a performance bonus, respectively.

On April 24, 2023, the Company issued 500,000 shares of common stock in the amount of $71,000 to Christopher Mulgrew, and 750,000 shares of common stock in the amount of $106,500 to Corby Marshall, as a performance bonus, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year’s presentation.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. As of June 30, 2024, management believe that there are no recent accounting pronouncements that need to be addressed on this annual report.

Note 3 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the year ended June 30, 2024, the Company had a net loss of $578,717. As of June 30, 2024, the Company had an accumulated deficit of $12,687,204. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

HIE did not have any operating activities during the year ended June 30, 2024. As of June 30, 2024 and 2023, the Company’s investment balance in HIE was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged for two years.

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

On April 1, 2024, the accrued interest of $240,274 and the principal balance of $500,000 were settled with a debt consolidated agreement. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the accrued interest of $182,092 and the principal balance of $570,250 were settled with a debt consolidated agreement. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the entire accrued interest of $170,183 was settled with a debt consolidated agreement. Furthermore, the note was consolidated with various historic loans, and extends the maturity date to December 31, 2025, with an annual interest rate of 12%.  See Note 11 – Debt Consolidation Agreement.

As of June 30, 2024, the outstanding loan balance was $1,994,623 with interest of $58,891 accrued from April 2024 to June 2024.

Note 9 – Accrued Expenses – Related Party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $30,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc. Additionally, the Company has received $3,000 from Mr. Hall on April 2023.

On April 1, 2024, the accrued expenses of $33,218 with Mr. Hall was settled with a debt consolidated agreement. See Note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the accrued interest of $143,994 and the principal balance of $1,563,000 were settled with a debt consolidated agreement. See Note 11 – Debt Consolidation Agreement.

Note 11 – Debt Consolidation Agreement

The Company and Steve Hall, executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidates the Company’s various historic loans from Steve Hall to an amount of $1,770,713.10  (the “Steve Hall Indebtedness”) and the final consolidated amount was $1,708,000.  The note extends the maturity date to December 31, 2025, with an annual interest rate of 12%. In addition, as consideration for the forbearance and extension from Steve Hall, the Company formally assigned, through an Assignment and Assumption Agreement, the $1,753,247.34 that was due to the Company from CNTNR to Steve Hall directly.

Mr. Hall agrees that there are no rights of set-off, counterclaim or any defenses to the obligations of the amounts consolidated and/or assigned to Mr. Hall.

On April 1, 2024, the various historical loans and the CNTNR Note were consolidated amounting to $1,708,000 under the Debt Consolidation Agreement as follows:

Reference	Principal	Interest	Total Consolidated Amount
Footnote 6 – Inventory Financing Payable	$500,000	$240,274	$740,274
Footnote 7 – Line of Credit	570,250	182,092	752,342
Footnote 8 – Promissory Notes Payable	1,708,000	170,783	1,878,783
Footnote 9 – Accrued Expenses - Face Mask	33,218	-	33,218
Footnote 10 – Note Receivable	(1,563,000)	(143,994)	(1,706,994)
Footnote 14 – Consulting Agreement	250,000	-	250,000
Additional Fund Received	(239,623)	-	(239,623)
Final Debt Consolidation Agreement Amount	$1,258,845	$449,155	$1,708,000

Note 12 - Stockholders’ Equity

Common Stock

2024 Stock Issuances

•	Issued 764,375 shares of common stock valued at $122,300 to Christopher Mulgrew, the CFO, to settle debts for past due compensation for services rendered before December 1, 2023.
•	Issued 2,345,175 shares of common stock valued at $375,228 to Corby Marshall, the CEO to settle debts for past due compensation for services rendered before December 1, 2023.

2023 Stock Issuances

•	Issued 1,666,667 shares of common stock valued at $594,344 associated with the settlement of two convertible notes to Steve Hall in aggregate amount of $500,000 and accrued interest of $94,344.
•	Issued 139 shares of common stock valued $0 due to round up shares on stock reverse split. See Note 13 for further discussion.
•	Issued 500,000 shares of common stock for compensation of $71,000 to Christopher Mulgrew, the CFO.
•	Issued 25,000 shares of common stock for compensation of $10,000 to Christopher Mulgrew, the CFO.
•	Issued 750,000 shares of common stock for compensations to Corby Marshall, the CEO.
•	Issued 50,000 shares of common stock for compensations of $20,000 to Richard Cutler, a member of the Company’s board of directors who resigned on August 19, 2022.

Stock Purchase Warrants

Transactions in stock purchase warrants for the years ended June 30, 2024 and 2023 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2023	239,401	$1.04
Expired	-	-
Balance at September 30, 2023	239,401	1.04
Expired	-	-
Balance at December 31, 2023	239,401	1.04
Expired	-	-
Balance at March 31, 2024	239,401	1.04
Expired	(239,401)	(1.04)
Balance at June 30, 2024	-	$-

The Company had not issued any warrants to purchase common stock in the years ended June 30, 2024 and 2023, respectively.

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees, directors, and consultants.

During the fiscal years ended June 30, 2024, and 2023, the Company had not granted any stock options. And all stock options were vested at the end of 1st quarter of fiscal year 2023.

As of the date of this annual report, there are 377,600 shares of stock options exercisable, of which all are granted as non-statutory stock options, outside of the Option Plan.

Transactions in stock options for the years ended June 30, 2024, and 2023, are as follows:

			Weighted
	Number of	Weighted Average	Average Remaining Life
	Options	Exercise Price	(In Years)
Outstanding, June 30, 2022	425,600	1.41	4.41
Granted	-	-	-
Expired or Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2023	425,600	1.41	3.41
Granted	-	-	-
Expired or Forfeited	(48,000)	-	-
Exercised	-	-	-
Outstanding, June 30, 2024	377,600	$0.92	2.76

(1)	These quantities have been adjusted to reflect a 1-for-10 reverse stock split that became effective on February 9, 2023.

During fiscal year 2023, the Company amortized expenses of $5,158 to the unrelated party, and $0 remains unamortized.

At the fiscal years ended of June 30, 2024, and 2023, the intrinsic value of the outstanding options was $0 in both years.

Note 13 – Stock Reverse Split

Hawkeye filed a Form of 8-K/A on March 23, 2023 announcing the Company amended its Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”) of the Company’s common stock while par value of $0.0001 per share remain the same. The Reverse Split was approved by FINRA on February 8, 2023, and became effective on February 9, 2023. All fractional shares resulting from the Reverse Split were rounded up to the nearest whole share, which results in an additional 139 shares issued for rounding.

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

The contract period is 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023 of which was recorded in accounts payable. Compensation is without recourse and there is no requirement for performance of services during the term of the contract.

On April 1, 2024, the service fee of $250,000 was settled with a Debt Consolidation Agreement.  Further discussion see Note 11 – Debt Consolidation Agreement.

Note 15 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2024 and 2023.

At June 30, 2023 and 2022, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset existed at June 30, 2024 and 2023.

A reconciliation of the federal statutory income tax to our effective income tax is depicted below:

	June 30,	June 30,
	2024	2023
Federal statutory rates	$(121,531)	$(257,525)
Income tax adjustment
Stock based compensation	-	5,158
Permanent difference	84	370
Valuation allowance against net deferred tax assets	121,447	251,997
Effective rate	$-	$-

On June 30, 2024, the Company had federal net operating loss carry forwards of approximately $2,088,562. This loss will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2024	2023

Operating loss carry forward	$2,088,562	$1,967,115
Valuation allowance	(2,088,562)	(1,967,115)
Net deferred income tax asset	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2018 through 2023 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Note 16 – Commitments and Contingencies

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s President, Secretary, Chief Executive Officer and Chairman of the Board of Director, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive $500.00 for his services rendered to the Company starting from December 1, 2023, and thereafter.

On December 1, 2023, the Company entered into a consulting agreement with Christopher Mulgrew, the Company’s Chief Financial Officer, Treasurer and a member of the Company’s Board of Directors, to restructure the compensation received by Mr. Mulgrew from the Company (the “Mulgrew Consulting Agreement”). Pursuant to the terms of the Mulgrew Consulting Agreement, Mr. Mulgrew shall receive a monthly fee of $3,500.00 from the Company for services rendered to the Company starting from December 1, 2023, and thereafter. As at the date of this report issued, Mr. Mulgrew has resigned from his position as the Company’s Chief Financial Officer effective on August 31, 2024.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services. The agreement’s term of 12 months expired in January 2024. This transaction is described in detail in Note 14 - Consulting Agreement - Related Party.

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CONTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”) of which the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. The CNTNR Note was settled with a Debt Consolidation Agreement on April 1, 2024.  Detailed discussions are included in Note 10 - Note Receivable and Note 11 – Debt Consolidation Agreement.

On July 17, 2020, the Company entered into a Membership Agreement (See “Investment in HIE LLC” in Item 1. Description of Business). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital for HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the fiscal year of 2024.

Note 17 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation, the following subsequent events would require disclosure in the financial statements:

The Company borrowed additional funds of $30,000, and $10,000 from Steve Hall on July 31, 2024, and July 15, 2024, respectively, which are related to Note 8 - Promissory Notes Payable - Related Party.

On July 15, 2024, Hawkeye Systems, Inc. and Steve Hall, executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidates the Company’s various historic loans from Steve Hall to an amount of $1,770,713.10 (the “Steve Hall Indebtedness”) and extends the maturity date to December 31, 2025, with an annual interest rate of 12%. In addition, as consideration for the forbearance and extension from Steve Hall, the Company formally assigned, through an Assignment and Assumption Agreement, the $1,753,247.34 that was due to the Company from CNTNR to Steve Hall directly. Details see Note 11 – Debt Consolidation Agreement.

On July 15, 2024, Chris Mulgrew, the Company’s Chief Financial Officer and Director exercised 45,000 shares of stock options.  In addition, on July 31, 2024, the Company was informed by Chris Mulgrew that he will resign from such positions effective August 31, 2024. Mr. Mulgrew’s resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On October 6, 2023, Hawkeye Systems, Inc. was notified by Reliant CPA PC (the “Former Auditor”) that it was resigning as the independent registered public accounting firm of the Company. During the prior years engaged with Former auditor the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of the Former Auditor, would have caused them to make reference thereto on our reports on the Company’s financial statements for such years. This event was reported on an 8K issued on October 31, 2023.

On October 20, 2023, the Company engaged Fruci & Associates II, PLLC as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2024. The recommendation to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors as it being in the best interests of the Company. This event was reported on an 8K issued on October 31, 2023.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Christopher Mulgrew as Chief Financial Officer, who resigned on August 31, 2024, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, over the financial reporting as of June 30, 2024. Based on this evaluation, our management concluded that, as of June 30, 2024, our internal controls over financial reporting were not effective mainly due to (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors; (ii) lack of segregation of duties of CEO and CFO for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to the management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

The Company has no operations during the fiscal years 2024 and 2023, and no changes have occurred that have a material impact on or are reasonably likely to have a material impact on, our internal control over financial reporting during those years.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	54	Chairman, President, Secretary, Chief Executive Officer, and Director
**Christopher Mulgrew	51	Treasurer, Chief Financial Officer and Director

Our Board of Directors consists of two members. All directors may be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.

** Christopher Mulgrew has resigned as the Company’s Chief Financial Officer and Director effective August 31, 2024.

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

Christopher Mulgrew, Chief Financial Officer and Director

Mr. Christopher Mulgrew has been our chief financial officer since January 2021 and was elected as a member of our board of directors in May of 2022. Mr. Christopher Mulgrew resigned from the position on August 31, 2024. Prior to joining Hawkeye Systems, Inc., Mr. Mulgrew performed contract CFO, mergers, and acquisitions consulting for Gimmal, Inc., a private equity backed SaaS company. In 2019 and 2020 he was Chief Financial Officer for Panther Fluids Management, LLC, a Houston-based engineering, and drilling fluids company. Prior to that Mr. Mulgrew ended his tenure at award-winning JEMSU, LLC in 2018 as Chief Executive Officer where he had served as Chief Financial Officer 2011-2017. He helped build JEMSU via multiple acquisitions and an aggressive organic growth strategy.

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

Committees of the Board

Decisions of the Board of Directors are generally taken by unanimous written consent. The current board comprises two members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2024, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2024 and the fiscal year ended June 30, 2023 to:

•	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods, and
•	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)		($)	($)	(S)	($)	($)	($)
Corby Marshall, Chief Executive Officer	2024	107,667		(3)	375,228	-
Corby Marshall, Chief Executive Officer	2023	250,000		(1)	106,500					356,500
Christopher Mulgrew, Chief Financial Officer & Director	2024	105,750		(4)	122,300
Christopher Mulgrew, Chief Financial Officer & Director	2023	195,000		(2)	71,000	-				266,000

(1)	Comprised of 750,000 shares of Common Stock issued by the Board of Directors by means of a board resolution dated February 13, 2023.
(2)	Comprised of 500,000 shares of Common Stock issued by the Board of Directors by means of a board resolution dated February 13, 2023.
(3)	Comprised of 2,345,175 shares of Common Stock issued by the Board of Directors via a Form 8-K filed on January 3, 2024.
(4)	Comprised of 764,375 shares of Common Stock issued by the Board of Directors via a Form 8-K filed on January 3, 2024.

Narrative Disclosure Requirements for Summary Compensation Table

Compensation

Corby Marshall

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

On December 1, 2023, Hawkeye Systems, Inc. entered into a consulting agreement with Mr. Marshall, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive $500.00 for his services rendered to the Company starting from December 1, 2023, and thereafter.

On January 23, 2024, Mr. Marshall was issued a total of 2,345,175 restricted shares of Common Stock of the Corporation to settle $375,228.01 in past due compensation before December 1, 2023.

Christopher Mulgrew

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

On February 13, 2023, Mr. Mulgrew received a bonus of 500,000 shares of common stock with a cash value of $71,000 for the years 2021 and 2022, and for agreeing to defer cash compensation.

On December 1, 2023, the Company entered into a consulting agreement with Christopher Mulgrew, to restructure the compensation received by Mr. Mulgrew from the Company (the “Mulgrew Consulting Agreement”). Pursuant to the terms of the Mulgrew Consulting Agreement, Mr. Mulgrew shall receive a monthly fee of $3,500.00 from the Company for services rendered to the Company starting from December 1, 2023, and thereafter.

On January 23, 2024, Mr. Mulgrew was issued a total of 764,375 restricted shares of Common Stock of the Corporation to settle $122,300 in past due compensation before December 1, 2023.

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

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2024 or 2023. We may reimburse our directors for expenses incurred in connection with attending board meetings.

Option Exercises and Stock Vested

In the fiscal year 2024, the Company has not granted any stock options, and no stock options have been exercised.

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

The Company has had a 1-to-10 reversed stock split commenced on February 9, 2023, of which options outstanding balance is reduced proportionally. As of the day of this annual report, 377,600 shares are exercisable.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2023.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Corby Marshall, Chief Executive Officer	100,000	0	0	$0.075	05/22/2027	0	0	0	0
Christopher Mulgrew, Chief Financial Officer & Director	50,000	0	0	$0.05	05/22/2027	0	0	0	0
Richard Cutler, Director	0	0	0	0		0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2024, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is that of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after September 30, 2024 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person. As of September 30, 2024, there were 8,706,772 shares of our common stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	3,681,675	25.58%
Common Stock	Christopher Mulgrew	1,401,375	9.74%
All Executive Officers and Directors as a Group (1 persons)		5,083,050	35.32%

Common Stock	Steve Hall (2)	7,462,384	51.86%

Executive Officers and Directors and 5% Beneficial Owners		12,545,434	87.18%

_____________

(1)	Consists of 3,581,675 shares of stock held by Mr. Marshall, and 100,000 shares pursuant to options.
(2)	Consists of 2,061,134 shares of stock held by Mr. Hall, which also included, 50,000 shares of option, and 5,351,250 from convertible instruments.

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

On April 6, 2020, and December 15, 2020, the Company issued two convertible notes payable of $250,000 each to Steve Hall. Both notes have a one-year term with simple interest at 10% per annum if repaid within 90 days, and simple interest at 20% per annum thereafter. At the option of the holder, this note is convertible at any time which is six months from the date of issuance through that date which is one year from the date of issuance at a conversion price of $0.25 per share. In consideration for the loans, the Company also granted to Mr. Hall 200,000 stock options exercisable at $0.25 for a two-year term. The options vested upon issuance. On November 2, 2021, the Company issued 160,000 shares of common stock for cashless exercise of 200,000 shares of stock option. Both notes and the accrued interests totaling $594,344 have been converted on September 1, 2021, and issued on July 28, 2022 for the aggregate total of 16,666,667 shares of common stock. On February 9, 2023, the 16,666,667 shares of common stock were reduced to 1,666,667 shares to reflect the 1-for-10 reverse stock split.

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Notes consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, is $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the due date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note shall be added to the principal amount due under the Consolidated Note and shall be payable pursuant to the same terms. The line of credit is due and payable on the Due Date unless extended. At the option of holder, this note is convertible at any time into shares of common stock at a conversion price of $0.02 per share. As of June 30, 2024, and 2023, the accrued interest was $0, and $164,932, respectively. The Consolidated Note’s Due Date was extended to September 30, 2023. Details see Note 6 – Inventory Financing Payable. On April 1, 2024, the accrued interest of $240,274 and the principal balance of $500,000 were settled with a debt consolidated agreement. See note 11 – Debt Consolidation Agreement.

On October 1, 2021, Steve Hall agreed to provide a Line of Credit of up to $1,000,000 to the Company with simple interest at 12% for the first 90 days, and simple interest at 20% per annum thereafter. The principal and interest payable shall be added to the principal amount of the Consolidated Note and payable pursuant to the same terms. As of June 30, 2023, the term of Line of Credit was extended to October 1, 2023. Over the fiscal years 2023, and 2022 in multiple transactions dates, the Company has withdrawn a total of $525,000, and $265,000, respectively. In connection with the Line of Credit, the Company has accrued interest of $0 and $101,238, in the fiscal years 2024, and 2023, respectively. Further discussion on Note 7 – Line of Credit. On April 1, 2024, the accrued interest of $182,092 and the principal balance of $570,250 were settled with a debt consolidated agreement. See note 11 – Debt Consolidation Agreement.

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company will repay the outstanding principal balance of the Steve Hall Note to Steve Hall and transfer 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants as described in Note 10 - Note Receivable in the Financial Statements. As of June 30, 2024, and 2023, the outstanding note receivable balance was $0 and $1,000,000 with accrued interest of $0 and $31,989.  On April 1, 2024, the accrued interest of $143,994 and the principal balance of $1,563,000 were settled with a debt consolidated agreement. See Note 11 – Debt Consolidation Agreement.

As of June 30, 2024, and 2023, the outstanding balances on the corresponding promissory note mentioned above on 10 - Note Receivable were $1,994,623, and $1,000,000 with the related accrued interest of $58,891 and $31,989, respectively.  Details see Note 8 – Promissory notes payable. As of June 30, 2024, the outstanding loan balance was $1,994,623 with interest of $58,891 accrued from April 2024 to June 2024.

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

On July 15, 2024, Hawkeye Systems, Inc. and Mr. Hall, executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidates the Company’s various historic loans described above from Steve Hall to an amount of $1,770,713.10 (the “Steve Hall Indebtedness”) and extends the maturity date to December 31, 2025, with an annual interest rate of 12%. In addition, as consideration for the forbearance and extension from Steve Hall, the Company formally assigned, through an Assignment and Assumption Agreement, the $1,753,247.34 that was due to the Company from CNTNR to Steve Hall directly.  See Note 11 – Debt Consolidation Agreement for a discussion of the above loans.

Director Independence

Our directors are not “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that none of our directors are “independent directors,” as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. Subsequent to June 30, 2024, our board of directors is comprised of Corby Marshall and Chris Mulgrew, none of which are independent directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2024 and the fiscal year ended June 30, 2023 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $53,000 and $42,500, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2024 and the fiscal year ended June 30, 2023 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ended June 30, 2024 and 2023 were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2024. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

Hawkeye Systems, Inc.

September 30, 2024	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2024	/s/ Corby Marshall
Corby Marshall, Director
and Principal Executive Officer

