Form 10-Q
period 2024-09-30
Hawkeye Systems, Inc.
filed 2024-11-19
CIK 1750777

UNITED ESTATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 19, 2024, was 8,706,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	(Audited) June 30,
	2024	2024
ASSETS
Current assets:
Cash	$7	$-
Prepaid expenses	14,300	2,500
Total current assets	14,307	2,500

Total assets	$14,307	$2,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$162,514	$101,500
Accounts payable and accrued liabilities	-	9,262
Accrued interest – related party	120,066	58,891
Promissory note payable – related party	2,050,223	1,994,623
Total current liabilities	2,332,803	2,164,276

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	2,775,054	2,606,527

Commitments and contingencies (Note -13)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,706,772 and 8,661,772 shares issued and outstanding, respectively	870	866
Additional paid-in capital	10,082,307	10,082,311
Accumulated deficit	(12,843,924)	(12,687,204)
Total stockholders’ deficit	(2,760,747)	(2,604,027)
Total liabilities and stockholders’ deficit	$14,307	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Operating expenses:
General and administrative	$8,438	$21,594
Management compensation	10,500	111,250
Professional fees	76,608	35,997
Total operating expenses	95,546	168,841

Loss from operations	(95,546)	(168,841)

Other income (expense), net:
Other income	-	15,000
Interest income	-	32,004
Interest expense - related party	(61,174)	(92,410)
Total other income (expense), net	(61,174)	(45,406)

Net loss before income taxes provision	(156,720)	(214,247)

Provision for income tax	-	-

Net loss	$(156,720)	$(214,247)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding - basic and diluted	8,699,923	5,552,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months ended September 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)
Net loss				(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	$870	$10,082,307	$(12,843,924)	$(2,760,747)

For the Three Months ended September 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	5,552,223	$555	$9,585,094	$(12,108,487)	$(2,522,838)
Net loss				(214,247)	(214,247)
Balance, September 30, 2023	5,552,223	$555	$9,585,094	$(12,322,734)	$(2,737,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(156,720)	$(214,247)
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expense	(11,800)	(11,381)
Interest receivable	-	(32,004)
Accounts payable and accrued liabilities– related party	51,752	82,178
Accounts payable and accrued liabilities	-	14,479
Accrued interest - related party	61,175	92,410
Net cash used in operating activities	(55,593)	(68,565)

Cash flows from investing activities:
Note receivable from CNTNR	-	(475,000)
Net cash used in investing activities	-	(475,000)

Cash flows from financing activities:
Net proceeds from Promissory note - related party	55,600	450,000
Net cash provided by financing activities	55,600	450,000

Net change in cash	7	(93,565)
Cash beginning of period	-	143,861
Cash end of period	$7	$50,296

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2024, as filed with the SEC on September 30, 2024.

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

Revenue recognition

As of September 30, 2024, and 2023, the Company had no revenue.

Cost of sales

As of September 30, 2024, and 2023, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the three months ended September 30, 2024 and 2023, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

	September 30,	September 30,
	2024	2023
Warrants	-	239,401
Options	332,600	425,600
Convertible notes	-	672,798
Total possible dilutive shares	332,600	1,337,799

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted the standard beginning in fiscal year 2023. Because the standard is still in the early stages of adoption, the Company assesses that the current adoption of the standard has not had a material impact on the Company’s consolidated financial statements and will continue to monitor it as it progresses through year-end close.

Note 2 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended September 30, 2024, the Company had a net loss of $156,720, and an accumulated deficit of $12,843,924.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of September 30, 2024 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

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

On October 1, 2021, the Company and Steve Hall entered into a restated and amended promissory note, to consolidate and restate the terms pursuant to which Steve Hall had provided funds to the Company (the “Consolidated Note”). The Consolidated Note consolidated and restated the terms of advances made on February 17, 2021, for $500,000 for inventory financing, February 18, 2021, for $500,000 for inventory financing, November 12, 2021, for $30,000 and December 13, 2021, for $75,000. In addition to consolidating the advances singled out above, the Consolidated Note included the extension of a line of credit of up to $1,000,000, from Steve Hall to the Company. The principal amount of the Consolidated Note, excluding the $1,000,000 line of credit, was $1,105,000, payable on demand at any time after October 1, 2022 (the “Due Date”), and accruing interest at a rate of 12% per year, if repaid within 90 days of the due date and 20% if repaid thereafter. Principal and interest due under the line of credit extended pursuant to the Consolidated Note would be added to the principal amount due under the Consolidated Note and be payable pursuant to the same terms. The line of credit was due and payable on the Due Date unless extended. At the option of holder, the Consolidated Note was convertible, at any time, into shares of common stock at a conversion price of $0.02 per share.

On April 1, 2024, the Company and Steve Hall entered into a debt consolidation agreement, which consolidated all amounts due by the Company to Steve Hall (the “Debt Consolidation Agreement”), including amounts due under the Consolidated Note, which amounted to accrued interest of $240,274 and the principal balance of $500,000. See note 11 – Debt Consolidation Agreement.

Note 6 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principal disbursed under the line of credit would accrue interest and be payable on the same terms as principal due under the Consolidated Note. The line of credit expired on October 1, 2022, and was renewed and extended with same terms and a new maturity date of October 1, 2023.

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated all amounts due by the Company to Steve Hall under the line of credit. These amounted to accrued interest of $182,092 and the principal balance of $570,250. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated all amounts due by the Company to Steve Hall under the Steve Hall Note. These amounts included accrued interest of $170,183 and the principal balance of 1,708,000..  See Note 11 – Debt Consolidation Agreement.

Note 8 – Accrued Expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $33,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc.

On April 1, 2024, the accrued expenses of $33,218 owed to Mr. Hall were included in the Debt Consolidation Agreement. See Note 11 – Debt Consolidation Agreement.

Note 9 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that would continue until the Principal Amount was repaid. The balance of the consulting fee was recorded as an accounts receivable. As of September 30, 2024, the accounts receivable has a zero balance.

The Amended CNTNR Note had an annual interest rate of 12% and matured at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the Amended CNTNR Note, CNTNR would pay to the Company all outstanding Principal Amount and interest, plus any outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares).

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023.

On April 1, 2024, the Company assigned and transferred this note receivable to Steve Hall as part of the Debt Consolidation Agreement. The total amounts assigned to Steve Hall were accrued interest of $143,994 and the principal balance of $1,563,000. See Note 11 – Debt Consolidation Agreement.

Note 10 – Consulting Agreement- Related Party

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services, including the supervision of the Company’s senior management, staff and all personnel, whether employees or consultants, strategic planning, property acquisitions and annual budget review.

The contract period was 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023 which was recorded in accounts payable. Compensation was without recourse and there was no requirement for performance of services during the term of the contract.

On April 1, 2024, the service fee of $250,000 was included in the amounts settled with the Debt Consolidation Agreement. For further discussion see Note 11 – Debt Consolidation Agreement.

Note 11 – Debt Consolidation Agreement

The Company and Steve Hall executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidated the Company’s various historic loans from Steve Hall to an amount of $1,770,713.10 (the “Steve Hall Indebtedness”) and the final consolidated amount was $1,708,000. The debt consolidation transaction included the assignment to and assumption by Steve Hall of all amounts due to the Company by CNTNR pursuant to the note receivable described in Note 9- Note Receivable. The amounts assigned to Steve Hall under the note receivable were subtracted from the amounts payable by the Company to Steve Hall. The resulting outstanding loan balance was documented by the execution the Company and Steve Hall of the New Consolidated Note described in Note 7 – Notes Payable Related Party.

Mr. Hall agrees that there are no rights of set-off, counterclaim or any defenses to the obligations of the amounts consolidated and/or assigned to Mr. Hall.

On April 1, 2024, the various historical loans and the CNTNR Note were consolidated amounting to $1,708,000 under the Debt Consolidation Agreement as follows:

Reference	Principal	Interest	Total Consolidated Amount
Footnote 5 – Inventory Financing Payable	$500,000	$240,274	$740,274
Footnote 6 – Line of Credit	570,250	182,092	752,342
Footnote 7 – Promissory Notes Payable	1,708,000	170,783	1,878,783
Footnote 8 – Accrued Expenses - Face Mask	33,218	-	33,218
Footnote 9 – Note Receivable	(1,563,000)	(143,994)	(1,706,994)
Footnote 10 – Consulting Agreement	250,000	-	250,000
Additional Fund Received	(239,623)	-	(239,623)
Final Debt Consolidation Agreement Amount	$1,258,845	$449,155	$1,708,000

Note 12 - Stockholders’ Equity

Common Stock

The Company issued 45,000 shares of common stock to former CFO Christopher Mulgrew on July 15, 2024 for cashless conversion of stock options.

Stock Options

Transactions in stock options for the three months ended September 30, 2024 are as follows:

		Weighted	Weighted average
	Number of	average	remaining life
	options	exercise price	(in years)
Outstanding, June 30, 2024	377,600	0.92	2.76
Granted	-	-	-
Cancelled	-	-	-
Exercised	(45,000)	-	-
Exercisable, September 30, 2024	332,600	$0.98	$2.49

During the three months ended September 30, 2024, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At September 30, 2024, the intrinsic value of the outstanding options was $0.

Note 13 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement with Eagle and Ikon to form HIE. Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the quarter ended September 30, 2024. Detailed discussions are included in Note 3 – Loan payable due to Eagle - JV partner.

On January 30, 2023, Hawkeye entered into a consulting agreement with Steve Hall, a shareholder of the Company, to provide real estate and development consulting services. Transactions are described in detail in Note 10 - Consulting Agreement - Related Party.

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CONTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”) of which the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. The CNTNR Note was assigned to Mr. Hall and settled with a Debt Consolidation Agreement on April 1, 2024.  Detailed discussions are included in Note 9 - Note Receivable and Note 11 – Debt Consolidation Agreement.

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s President, Secretary, Chief Executive Officer and Chairman of the Board of Director, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive $500 for his services rendered to the Company starting from December 1, 2023, and thereafter.

Note 14 - New Consolidated Note – related party

As we had mentioned on Note 11 – Debt Consolidation Agreement, the Company consolidated all amounts owed to Steve Hall in one instrument and assigned and transferred to Steve Hall all receivables by the Company from CNTNR USA, Inc., described in Note 9 - Note Receivable.

To document the outstanding loan balance (consolidated debt minus note receivable) the Company and Steve Hall entered into a new consolidated promissory note on April 1, 2024, for $1,770,713.10 (the “New Consolidated Note”). The New Consolidated Note accrued interest at a rate of 12% per year and its maturity date is December 31, 2025.

As of September 30, 2024, the outstanding loan balance of the New Consolidated Note was $2,050,223 with interest of $120,066 accrued from April 2024 to September 2024.

Note 15 - Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2024.

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

Results of Operations

Three Months Ended September 30, 2024 compared to three months ended September 30, 2023.

We had no operating revenues, and cost of sales, for the three months ended September 30, 2024, and 2023. Total operating expenses in the three months ended September 30, 2024 were $95,546 compared to $168,841 for the same period in 2023. The decrease in operating expenses is primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses. The Company’s net loss was $156,720 for the three months ended September 30, 2024 compared to $214,247 for the three months ended September 30, 2023. The net loss for this period is primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at September 30, 2024 was $7 compared to $50,296 at September 30, 2023. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During our first fiscal quarters ended September 30, 2024, and 2023, we received $55,600, and $450,000, from a promissory note issued by a related party.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments. For a discussion of the related items, please see Note 13 – Commitments and Contingencies.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,843,924 at September 30, 2024 and net loss from operations of $156,720 for the three months ended September 30, 2024.

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

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of September 30, 2024. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarters ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hawkeye Systems, Inc.

Date: November 19, 2024	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer
Chief Financial Officer