Form 10-Q
period 2024-12-31
Hawkeye Systems, Inc.
filed 2025-01-28
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares outstanding of each of the issuer’s classes of common equity as of January 28, 2025, was 8,706,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31,	(Audited) June 30,
	2024	2024
ASSETS
Current assets:
Prepaid expenses	$10,400	$2,500
Total current assets	10,400	2,500

Total assets	$10,400	$2,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$119,649	$101,500
Accounts payable and accrued liabilities	-	9,262
Accrued interest – related party	183,036	58,891
Promissory note payable – related party	2,113,886	1,994,623
Total current liabilities	2,416,571	2,164,276

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	2,858,822	2,606,527

Commitments and contingencies (Note -13)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,706,772 and 8,661,772 shares issued and outstanding, respectively	870	866
Additional paid-in capital	10,082,307	10,082,311
Accumulated deficit	(12,931,599)	(12,687,204)
Total stockholders’ deficit	(2,848,422)	(2,604,027)
Total liabilities and stockholders’ deficit	$10,400	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$7,884	$16,170	$16,323	$37,765
Management compensation	6,000	78,167	16,500	189,417
Professional fees	10,821	37,133	87,428	73,129
Total operating expenses	24,705	131,470	120,251	300,311

Loss from operations	(24,705)	(131,470)	(120,251)	(300,311)

Other income (expense), net:
Other income	-	15,000	-	30,000
Interest income	-	44,450	-	76,454
Interest expense - related party	(62,970)	(101,234)	(124,144)	(193,644)
Total other income (expense), net	(62,970)	(41,784)	(124,144)	(87,190)

Net loss before income taxes provision	$(87,675)	$(173,254)	$(244,395)	$(387,501)

Provision for income tax	-	-	-	-

Net loss	$(87,675)	$(173,254)	$(244,395)	$(387,501)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)
Weighted average common shares outstanding - basic and diluted	8,706,772	5,552,222	8,703,348	5,552,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months ended December 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)	-	-
Net loss	-	-	-	(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	$870	$10,082,307	$(12,843,924)	$(2,760,747)
Net loss	-	-	-	(87,675)	(87,675)
Balance, December 31, 2024	8,706,772	$870	$10,082,307	$(12,931,599)	$(2,848,422)

For the Six Months ended December 31, 2023

			Additional	Stock
	Common Stock		Paid-in	To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, June 30, 2023	5,552,223	$555	$9,585,094	$-	$(12,108,487)	$(2,522,838)
Net loss				-	(214,247)	(214,247)
Balance, September 30, 2023	5,552,223	$555	$9,585,094	$-	$(12,322,734)	$(2,737,085)
Common stock issued for settlement of compensation	-	-	-	497,528	-	497,528
Net loss	-	-	-	-	(173,254)	(173,254)
Balance, December 31, 2023	5,552,223	$555	$9,585,094	$497,528	$(12,495,987)	$(2,412,810)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(244,395)	$(387,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for settlement of compensation	-	497,528
Change in operating assets and liabilities:
Prepaid expense	(7,900)	(7,631)
Interest receivable	-	(76,455)
Accounts payable and accrued liabilities– related party	(5,762)	(346,735)
Accounts payable and accrued liabilities	14,649	1,936
Accrued interest - related party	124,145	193,644
Net cash used in operating activities	(119,263)	(125,213)

Cash flows from investing activities:
Note receivable from CNTNR	-	(748,000)
Net cash used in investing activities	-	(748,000)

Cash flows from financing activities:
Net proceeds from Promissory note - related party	119,263	729,750
Net cash provided by financing activities	119,263	729,750

Net change in cash	-	(143,463)
Cash beginning of period	-	143,861
Cash end of period	$-	$398

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued exchanged for common stock payable – related party	$-	$-
Stock option cashless exercised	$4	$-
Common stock to be issued for settlement of service	$-	$497,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

We are currently looking for investment opportunities in diversified industries, such as affordable housing development, and technology applications to mitigate the effects of climate change. From inception until the date of this filing our activities have primarily consisted of (i) liquidating our stock of personal protective equipment (“PPE”) products, (ii) the development of our business plan and the evaluation of strategic investment and business development strategies, including the execution of letters of intent.

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

Revenue recognition

As of December 31, 2024, and 2023, the Company had no revenue.

Cost of sales

As of December 31, 2024, and 2023, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible note payable with accrued interest. For the six months ended December 31, 2024 and 2023, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

	December 31,	December 31,
	2024	2023
Warrants	-	239,401
Options	332,600	425,600
Convertible notes	-	6,972,559
Total possible dilutive shares	332,600	7,637,560

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements.

ASU 2016-13 (Topic 326) - Financial Instruments - Credit Losses

In June 2016, the FASB issued a new Accounting Standards Codification ASU 2016-13, Topic 326 - Financial Instruments - Credit Losses. ASC 326 introduces the Current Expected Credit Losses (“CECL”) methodology which requires entities to make certain estimates and subjective judgments, to record allowances to recognize lifetime expected credit losses at the inception of the loan for loans held for investment and other receivables that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. Based on a number of factors, including but not limited to (i) whether the borrower's operating cash is sufficient to meet current and future debt service requirements (ii) the borrower's ability to refinance the loan and (iii) the liquidation value of collateral.  In the event if the level of CECL Reserve for loan losses is required to be materially increased, such an increase could adversely affect our financial condition.

The Company adopted the standard beginning in fiscal year 2023. Currently, the Company does not actively conduct business operations; therefore it has no outstanding debts owed to it by customers for goods or services sold on credit.  In addition, the Company does not have any interest receivable.  Based on a review of the company’s financial structures, the management has determined that the current adoption of the standard has not had a material impact on the Company’s consolidated financial statements at this time. Nonetheless, the Company will continue to monitor its progress through the year-end close.

ASU 2023-07 (Topic 280) - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Segment Reporting - ASU 2023-07 (Topic 280): Improvements to Reportable Segment Disclosures. FASB ASC Topic 280, “Segment Reporting,” requires the use of a “management approach” model for segment reporting. The management approach model is based on the way the company's management organizes the various departments within the company to make operational decisions and evaluate performance. Reportable segments are based on products and services, geographic location, legal structure, management structure, or any other way management breaks down the company. A segment should be reported if it can be separated from the business as a whole and be self-sufficient. As Hawkeye has no operating since 2021, management determined that the Company only has one segment, therefore, the current reporting structure is appropriate.

Note 2 – Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended December 31, 2024, the Company had a net loss of $244,395, and an accumulated deficit of $12,931,599.

Currently, the Company’s stocks are still being traded on the Exchange.  However, the Company has no full-time employees and is a non-operating company, and its only senior executive works on a contractual basis. All operating expenses are related to public filings and are supported by a related party loan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Our current business plan is to acquire, merge or combine with another company (the “Target Business”). We intend to use capital stock, debt or a combination of both to effect business combinations with target businesses that have significant growth potential. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of December 31, 2024, was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

Note 4 – Related Party Transactions

Related party transactions are described in detail in Note 5, Note 6, Note 7, Note 8, Note 10, Note 11 and Note 14.

Note 5 – Inventory Financing Payable – Related Party

On February 19, 2021, Steve Hall, a shareholder of the Company, advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance would be repaid upon cash being received from the end customer. In addition to the principal amount of the advance, the related party would be entitled to 1/3 of the gross profit earned on the transaction. The terms of the agreement were non-interest bearing. The creditor is 100% at risk as this was a non-recourse funding vehicle.

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

On April 1, 2024, the Company and Steve Hall entered into a debt consolidation agreement, which consolidated all amounts due by the Company to Steve Hall (the “Debt Consolidation Agreement”), including amounts due under the Consolidated Note, which amounted to accrued interest of $240,274 and the principal balance of $500,000. As a result of the consolidation on April 1, 2024, the balance of Inventory Financing Payable – related party was zero as of and after the consolidation. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated all amounts due by the Company to Steve Hall under the line of credit. These amounted to accrued interest of $182,092 and the principal balance of $570,250.  As a result of the consolidation on April 1, 2024, the balance of Line of Credit - related party is zero as of and after the consolidation. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated, inter alia, all amounts due by the Company to Steve Hall under the Steve Hall Note. These amounts included accrued interest of $170,183 and the principal balance of 1,708,000. The Company and Steve Hall executed a new promissory note to evidence the amounts owed to Steve Hall after the execution and delivery of the Debt Consolidation Agreement (the “New Consolidated Note”). As a result of the consolidation on April 1, 2024, the balance of Promissory Notes Payable – related party is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

Note 8 – Accrued Expenses – Related Party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $33,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc.

On April 1, 2024, the accrued expenses of $33,218 owed to Mr. Hall were included in the Debt Consolidation Agreement. As a result of the consolidation on April 1, 2024, the balance of Accrued Expenses – related party is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

Note 9 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023, that would continue until the Principal Amount was repaid. The balance of the consulting fee was recorded as an accounts receivable. As of December 31, 2024, the accounts receivable has a zero balance.

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

Moreover, the Amended CNTNR Note included warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023.

On April 1, 2024, the Company assigned and transferred this note receivable to Steve Hall as part of the Debt Consolidation Agreement. The total amounts assigned to Steve Hall were accrued interest of $143,994 and the principal balance of $1,563,000. As a result of the consolidation on April 1, 2024, the balance of Note Receivable is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

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

The contract period was 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023, which was recorded in accounts payable. Compensation was without recourse and there was no requirement for performance of services during the term of the contract.

On April 1, 2024, the service fee of $250,000 was included in the amounts settled with the Debt Consolidation Agreement. As a result of the consolidation on April 1, 2024, the balance of Consulting Agreement - Related Party is zero as of and after the consolidation. For further discussion see Note 11 – Debt Consolidation Agreement.

Note 11 – Debt Consolidation Agreement – Related Party

The Company and Steve Hall executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidated the Company’s various historic loans from Steve Hall to an amount of $1,770,713.10 (the “Steve Hall Indebtedness”) and the final consolidated amount was $1,708,000. The debt consolidation transaction included the assignment to and assumption by Steve Hall of all amounts due to the Company by CNTNR pursuant to the note receivable described in Note 9- Note Receivable. The amounts assigned to Steve Hall under the note receivable were subtracted from the amounts payable by the Company to Steve Hall. The resulting outstanding loan balance was documented by the execution by the Company and Steve Hall of the New Consolidated Note described in Note 14 – Notes Payable Related Party.

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

As a result of the debt consolidation on April 1, 2024, the debt balances referenced in Notes 5, 6, 7, 8, 9, and 10 are zero as of and after the consolidation.

Note 12 – Stockholders’ Equity

Common Stock

The Company issued 45,000 shares of common stock to former CFO Christopher Mulgrew on July 15, 2024, for cashless conversion of stock options.

Stock Options

Transactions in stock options for the six months ended December 31, 2024, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2024	377,600	$0.92	2.76
Granted	-	-	-
Cancelled	-	-	-
Exercised	(45,000)	-	-
Exercisable, September 30, 2024	332,600	$0.98	2.49
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, December 31, 2024	332,600	$0.98	2.24

During the six months ended December 31, 2024, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At December 31, 2024, the intrinsic value of the outstanding options was $0.

Note 13 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement with Eagle and Ikon to form HIE. Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the quarter ended December 31, 2024. As of December 31, 2024, the Membership Agreement is still active.  Detailed discussions are included in Note 3 – Loan payable due to Eagle - JV partner.

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

Note 14 – New Consolidated Note – Related Party

On April 1, 2024, as we had mentioned on Note 11 – Debt Consolidation Agreement, the Company consolidated all amounts owed to Steve Hall in one instrument and assigned and transferred to Steve Hall all receivables by the Company from CNTNR USA, Inc., described in Note 9 - Note Receivable.

To document the outstanding loan balance (consolidated debt minus note receivable) the Company and Steve Hall entered into a new consolidated promissory note on April 1, 2024, for $1,770,713.10 (the “New Consolidated Note”). The New Consolidated Note accrued interest at a rate of 12% per year and its maturity date is December 31, 2025.

As of December 31, 2024, the outstanding loan balance on the New Consolidated Note was $2,113,886, with accrued interest of $183,036 for the period from April 1, 2024 to December 31, 2024.

Note 15 – Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the six months ended December 31, 2024.

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

Results of Operations

We had no operating revenues, and no cost of sales, for the three and six months ended December 31, 2024, and 2023. Total operating expenses in the three months ended December 31, 2024, were $24,705 compared to $131,470 for the same period in 2023. The total operating expenses in the six months ended December 31, 2024, were $120,251 compared to the six months ended in 2023 was $300,311. The decrease in operating expenses is primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses.

The Company’s net loss was $87,675 for the three months, and $244,395 for the six months ended December 31, 2024, compared to $173,254 for the three months, and $387,501 for the six months ended December 31, 2023, respectively. The net losses for these periods are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at December 31, 2024 was $0 compared to $398 at December 31, 2023. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During our fiscal quarter ended December 31, 2024, and 2023, we received $63,663, and $279,750, respectively, from a promissory note issued by a related party.

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

Material Commitments

As of the date of this quarterly report, we have not entered into any material commitments. For a discussion of the related items, please see Note 13 – Commitments and Contingencies.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $12,931,599 at December 31, 2024 and net loss from operations of $244,395 for the six months ended December 31, 2024.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer who is a contractor, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of December 31, 2024. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, considered entity level controls, reviewed the role of technology in our controls and reviewed the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of December 31, 2024, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As the Company is a dormant entity and all operating activities are incurred to comply with public filing requirements, management believes that the material deficiency has limited impact on the Company.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosure

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibits:

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: January 28, 2025	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer
Principal Financial Officer

