Form 10-Q
period 2025-03-31
Hawkeye Systems, Inc.
filed 2025-05-13
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 13, 2025, was 8,706,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	(Audited) June 30,
	2025	2024
ASSETS
Current assets:
Cash	$24,994	$-
Prepaid expenses	6,500	2,500
Total current assets	31,494	2,500

Total assets	$31,494	$2,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$106,000	$101,500
Accounts payable and accrued liabilities	31,816	9,262
Accrued interest – related party	245,941	58,891
Promissory note payable – related party	2,156,895	1,994,623
Total current liabilities	2,540,652	2,164,276

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	2,982,903	2,606,527

Commitments and contingencies (Note -13)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,706,772 and 8,661,772 shares issued and outstanding, respectively	870	866
Additional paid-in capital	10,082,307	10,082,311
Accumulated deficit	(13,034,586)	(12,687,204)
Total stockholders’ deficit	(2,951,409)	(2,604,027)
Total liabilities and stockholders’ deficit	$31,494	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$6,001	$14,250	$22,325	$52,015
Management compensation	6,000	12,000	22,500	201,417
Professional fees	28,081	13,974	115,509	87,103
Total operating expenses	40,082	40,224	$160,334	340,535

Loss from operations	(40,082)	(40,224)	$(160,334)	(340,535)

Other income (expense), net:
Other income	-	15,000	-	45,000
Interest income	-	27,102	-	103,556
Interest expense - related party	(62,905)	(101,348)	(187,049)	(294,991)
Total other income (expense), net	(62,905)	(59,246)	(187,049)	(146,435)

Net loss before income taxes provision	(102,987)	(99,470)	(347,383)	(486,970)

Provision for income tax	-	-	-	-

Net loss	$(102,987)	$(99,470)	$(347,383)	$(486,970)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.08)
Weighted average common shares outstanding - basic and diluted	8,706,772	7,909,883	8,704,473	6,332,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months ended March 31, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)
Net loss	-	-	-	(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	870	10,082,307	(12,843,924)	(2,760,747)
Net loss	-	-	-	(87,675)	(87,675)
Balance, December 31, 2024	8,706,772	870	10,082,307	(12,931,599)	(2,848,422)
Net loss				(102,987)	(102,987)
Balance, March 31, 2025	8,706,772	$870	$10,082,307	$(13,034,586)	$(2,951,409)

For the Nine Months ended March 31, 2024

			Additional	Stock
	Common Stock		Paid-in	To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, June 30, 2023	5,552,223	$555	$9,585,094	$-	$(12,108,487)	$(2,522,838)
Net loss				-	(214,247)	(214,247)
Balance, September 30, 2023	5,552,223	555	9,585,094	-	(12,322,734)	(2,737,085)
Common stock issued for settlement of compensation	-	-	-	497,528	-	497,528
Net loss					(173,254)	(173,254)
Balance, December 31, 2023	5,552,223	555	9,585,094	497,528	(12,495,987)	(2,412,810)
Common stock issued for settlement of management compensation	3,109,549	311	497,217	(497,528)	-	-
Net loss	-	-	-	-	(99,470)	(99,470)
Balance, March 31, 2024	8,661,772	$866	$10,082,311	$-	$(12,595,457)	$(2,512,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(347,383)	$(486,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for settlement of compensation	-	497,528
Change in operating assets and liabilities:
Prepaid expense	(4,000)	(3,880)
Interest receivable	-	(103,557)
Accounts payable and accrued liabilities– related party	(4,761)	(344,323)
Accounts payable and accrued liabilities	31,816	12,157
Accrued interest - related party	187,050	294,992
Net cash used in operating activities	(137,278)	(134,053)

Cash flows from investing activities:
Note receivable from CNTNR	-	(763,000)
Net cash used in investing activities	-	(763,000)

Cash flows from financing activities:
Net proceeds from Promissory note - related party	162,272	708,000
Net proceeds from line of credit	-	45,250
Net cash provided by financing activities	162,272	753,250

Net change in cash	24,994	(143,803)
Cash beginning of period	-	143,861
Cash end of period	$24,994	$58

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Stock option cashless exercised	$4	$-
Common stock to be issued for settlement of service	$-	$497,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 – Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. From inception, we focused on selling personal protective equipment (“PPE”). Then Company was (and still is) liquidating its PPE inventory, while pursuing investment opportunities into target companies in diversified industries, such as cybersecurity, and lending money to companies in the affordable housing and climate mitigation industries.

As of April 1, 2025, our management entered into an agreement with cybersecurity veterans, Christian Schjolberg and Peter Herzog whereby they created an LLC called Rift Cyber LLC, which is focusing on the intersection of physical security and digital or cybersecurity. The Company through Rift Cyber LLC aims to produce modular platforms for physical asset monitoring, behavior anomaly detection, secure access controls, and integrating software and sensor layers.

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

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue recognition

As of March 31, 2025 and 2024, the Company had no revenue.

Cost of sales

As of March 31, 2025 and 2024, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and a convertible note payable with accrued interest. For the nine months ended March 31, 2025, and 2024, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

	March 31,	March 31,
	2025	2024
Warrants	-	239,401
Options	322,600	377,600
Convertible notes	-	7,463,082
Total possible dilutive shares	322,600	8,080,083

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements.

Financial Instruments — Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. As the Company has no accounts receivable and only a small amount of cash is deposited in a secured bank, the Company does not believe that ASU 2016-13, Financial Instruments—Credit Losses, will have a material impact on the Company.

Segment Reporting (ASU 2023-07)

In November 2023, the FASB issued Segment Reporting - ASU 2023-07 (Topic 280): Improvements to Reportable Segment Disclosures. FASB ASC Topic 280, “Segment Reporting,” requires the use of a “management approach” model for segment reporting. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Reportable segments are based on products and services, geographic location, legal structure, management structure, or any other way management breaks down the company.

The Company has adopted Segment Reporting - ASU 2023-07 effective January 1, 2024. Since the Company has no activity and no long-lived assets and management are located primarily in the United States. Management has determined that the Company operates and manages the business as one reportable segment and one operating segment.

Note 2 – Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2025, the Company had a net loss of $347,383, and an accumulated deficit of $13,034,586.

Currently, the Company is a non-operating company with no full-time employees.  All operating expenses are related to public filings and are supported by a related party loan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Our current business plan is to build Rift Cyber LLC cybersecurity products and if those are unsuccessful, then we will need to acquire, merge or combine with another company (the “Target Business”). We intend to use capital stock, debt or a combination of both to effect business combinations with target businesses that have significant growth potential. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of March 31, 2025 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

Note 4 – Related Party Transactions

Related party transactions are described in detail in Note 5, Note 6, Note 7, Note 8, and Note 10.

Note 5 – Inventory Financing Payable – related party

On February 19, 2021, Steve Hall, a shareholder of the Company, advanced $1 million to the Company. The purpose of the advance was to purchase inventory to satisfy customer orders. The advance would be repaid upon cash being received from the end customer. In addition to the principal amount of advance, the related party will be entitled to 1/3 of the gross profit earned on the transaction with non-interest-bearing term. The creditor is 100% at risk as this is a non-recourse funding vehicle.

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

On April 1, 2024, the Company and Steve Hall entered into a debt consolidation agreement, which consolidated all amounts due by the Company to Steve Hall (the “Debt Consolidation Agreement”), including amounts due under the Consolidated Note, which amounted to accrued interest of $240,274 and the principal balance of $500,000. As the result of consolidation on April 1, 2024, the balance of Inventory Financing Payable – related party was zero as of and after the consolidation. See note 11 – Debt Consolidation Agreement.

Note 6 – Line of Credit – related party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principals disbursed under the line of credit would accrue interest and be payable on the same terms as the principal due under the Consolidated Note. The line of credit expired on October 1, 2022, and was renewed and extended with same terms and a new maturity date of October 1, 2023.

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated all amounts due by the Company to Steve Hall under the line of credit. These amounted to accrued interest of $182,092 and the principal balance of $570,250.  As the result of consolidation on April 1, 2024, the balance of Line of Credit - related party is zero as of and after the consolidation. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the Company and Steve Hall entered into the Debt Consolidation Agreement, which consolidated all amounts due by the Company to Steve Hall under the Steve Hall Note. These amounts included accrued interest of $170,183 and the principal balance of 1,708,000.  As the result of consolidation on April 1, 2024, the balance of Promissory Notes Payable – related party is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

Note 8 – Accrued Expenses – related party

Between September 2021 to September 2022, the Company had accepted deposits in the total amount of $33,218 from Central National Gottesman, Inc., on sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc.

On April 1, 2024, the accrued expenses of $33,218 owed to Mr. Hall were included in the Debt Consolidation Agreement. As the result of consolidation on April 1, 2024, the balance of Accrued Expenses – related party is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

Note 9 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that would continue until the Principal Amount was repaid. The balance of the consulting fee was recorded as accounts receivable. As of March 31, 2025, the accounts receivable has a zero balance.

The Amended CNTNR Note had an annual interest rate of 12% and matured on the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the Amended CNTNR Note, CNTNR would pay to the Company all outstanding Principal Amount and interest, plus any outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares).

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 shares. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023.

On April 1, 2024, the Company assigned and transferred the Amended CNTNR Note to Steve Hall as part of the Debt Consolidation Agreement. The total amounts assigned to Steve Hall were accrued interest of $143,994 and the principal balance of $1,563,000. As the result of consolidation on April 1, 2024, the balance of Note Receivable is zero as of and after the consolidation.  See Note 11 – Debt Consolidation Agreement.

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

The contract period was 12 months with no option for renewal thereafter. The Company paid Steve Hall a one-time flat service fee of $250,000 on January 31, 2023 which was recorded in accounts payable. Compensation was without recourse and there was no requirement for the performance of services during the term of the contract.

On April 1, 2024, the service fee of $250,000 was included in the amounts settled with the Debt Consolidation Agreement.  As the result of consolidation on April 1, 2024, the balance of Consulting Agreement - Related Party is zero as of and after the consolidation. For further discussion see Note 11 – Debt Consolidation Agreement.

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

Mr. Hall agreed that there are no rights to set off, counterclaim or any defenses to the obligations of the amounts consolidated and/or assigned to Mr. Hall.

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

Note 12 – Stockholders’ Equity

Common Stock

The Company issued 45,000 shares of common stock to former CFO Christopher Mulgrew on July 15, 2024, for cashless conversion of stock options.

Stock Options

Transactions in stock options for the three months ended March 31, 2025 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2024	377,600	$0.92	2.76
Granted	-	-	-
Cancelled	-	-	-
Exercised	(45,000)	-	-
Exercisable, September 30, 2024	332,600	0.98	2.49
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, December 31, 2024	332,600	0.98	2.24
Expired	(10,000)	-	-
Exercisable, March 31, 2025	322,600	$0.98	2.06

During the nine months ended March 31, 2025, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At March 31, 2025, the intrinsic value of the outstanding options was $0.

Note 13 – Commitments and Contingencies

On July 17, 2020, the Company entered into a Membership Agreement with Eagle and Ikon to form HIE. Under the terms and conditions of the Membership Agreement, in the event of a loss of capital of HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the quarter ended March 31, 2025. As of March 31, 2025, the Membership Agreement is still active.  Detailed discussions are included in Note 3 – Loan payable due to Eagle - JV partner.

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

On March 21, 2025, Hawkeye Systems, Inc. (the “Company”), Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The Company holds 25% of Rift’s membership interest; while Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest. Each of Christian Schjolberg, and Peter Herzog, received 250,000 shares of common stock of the Company.  See Note 15 – Subsequent Events for additional detail.

Note 14 – New Consolidated Note – related party

On April 1, 2024, as we had mentioned on Note 11 – Debt Consolidation Agreement, the Company consolidated all amounts owed to Steve Hall in one instrument and assigned and transferred to Steve Hall all receivables by the Company from CNTNR USA, Inc., described in Note 9 - Note Receivable.

To document the outstanding loan balance (consolidated debt minus note receivable) the Company and Steve Hall entered into a new consolidated promissory note on April 1, 2024, for $1,770,713.10 (the “New Consolidated Note”). The New Consolidated Note accrues interest at a rate of 12% per year and its maturity date is December 31, 2025.

As of March 31, 2025, the outstanding loan balance on the New Consolidated Note was $2,156,895, with accrued interest of $245,941 for the period from April 1, 2024 to March 31, 2025.

Note 15 – Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation, the following event have occurred that require disclosure.

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The membership interest of Rift is divided as follows, the Company holds 25% of Rift’s membership interest; Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest. In connection with the formation of Rift, Jö & Fyse UG, and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. As consideration for the IP Assignment, the Company’s board granted each of Christian Schjolberg, and Peter Herzog, 250,000 shares of common stock of the Company. Such shares have not yet been issued as of the date of this report but will be issued as soon as possible.

Rift will be focused on developing technologies that operate at the intersection of physical and digital security. This move marks a strategic realignment of Hawkeye’s resources into the cyber security space.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months and nine month ended March 31, 2025.

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

The Company is currently looking for investment opportunities into target businesses in diversified industries, such cybersecurity.

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

Results of Operations

We had no operating revenues, and the cost of sales, for the three and nine months, ended March 31, 2025, and 2024. Total operating expenses in the three months ended March 31, 2025, were $40,082 compared to $40,224 for the same period in 2024.  The total operating expenses in the nine months ended March 31, 20254 were $160,334 compared to the nine months ended in 2024 was $340,535. The decrease in operating expenses is primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses.

The Company’s net loss was $102,987 for the three months, and $347,383 for the nine months ended March 31, 2025, compared to $99,470 for the three months, and $486,970 for the nine months ended March 31, 2024, respectively. The net losses for these periods are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at March 31, 2025 was $24,994 compared to $58 at March 31, 2024. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During our fiscal quarter ended March 31, 2025, and 2024, we received $43,008, and $1,708,000, respectively, from a promissory note issued by a related party.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the additional financing needed will have an adverse effect on our ability to remain in business.

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). In connection with the formation of Rift, Jö & Fyse UG, and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. Rift will be focused on developing technologies that operate at the intersection of physical and digital security. This move marks a strategic realignment of our resources into the cyber security space.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $13,034,586 at March 31, 2025, and net loss from operations of $347,383 for the nine months ended March 31, 2025.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer who is a contractor, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of March 31, 2025. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, consider entity level controls, review the role of technology in our controls and review the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of March 31, 2025, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As the Company is a dormant entity and all operating activities are incurred to comply with public filing requirements, management believes that the material deficiency has a limited impact on the Company.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarters ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our property that, in the opinion of the management, could reasonably be expected to have a material adverse effect on its business and financial condition.

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

Hawkeye Systems, Inc.

Date: May 13, 2025	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer
Chief Financial Officer

