Form 10-K
period 2025-06-30
Hawkeye Systems, Inc.
filed 2025-10-15
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,813,963 on the closing sale price of the registrant’s common stock on December 31, 2024 of $1.00 per share.

The number of shares of registrant’s common stock outstanding as of October 14, 2025 was 8,706,772.

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

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We are currently pursuing opportunities to invest in, acquire, merge or consolidate with a target business participating in diversified industries, narrowing our attention on the cybersecurity industry, through the formation of a limited liability company called Rift Cyber LLC, organized in Nevada on March 21, 2025, in which we hold 25% of the membership interest. Our previous focus was on pandemic management products and services. Our business office is located at 6605 Abercorn, Suite 204, Savannah, GA 31405. Our telephone number is 912-388-6720 and our website is www.hawkeyesystemsinc.com.

Business Description

From inception and until July of 2021, the Company focused on selling personal protective equipment (“PPE”). In July 2021, the Company’s management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of the Company’s resources.

Our current business plan is to acquire, merge or consolidate with another company (a “target business”). We intend to use capital stock, debt or a combination of these to effectuate a business combination with a target business with significant growth potential.

We will not restrict our search for target businesses to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of industry that may, in our management’s opinion, meet our business objectives as described in this annual report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effectuate a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Until we are presented with a specific opportunity for a business combination, we are unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. We have no full-time employees devoting time to our affairs. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination.

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

Investment in HIE LLC

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). To pursue this objective, the parties agreed to form a Nevada limited liability company, HIE, LLC (“HIE”). We contributed by assigning our agreement to purchase gloves and agreed to issue convertible promissory notes to Eagle to secure the Origination Loan and any Additional Contribution. The parties agreed to pay an equal portion of all administrative expenses incurred by HIE. In the event of a loss of capital, all parties would contribute to repay the Origination Loan and Additional Contribution with each paying 33.3% of the loss.

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of June 30, 2025, and 2024 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, remained unchanged from year 2021.

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

To fund the Company’s investment in CNTNR, the Company and Steve Hall, a Company shareholder holding 37% of the issued and outstanding shares of the Company’s Common Stock, executed a promissory note on March 29, 2023 (the “Hall Note”). The principal amount under the Hall Note was $1,000,000, accruing interest at a rate of 12% per year. The maturity date of the Hall Note was: (i) the closing of debt financing, or (ii) May 31, 2023, whichever occurs first. At the maturity date, the Company shall pay Steve Hall all accrued principal and interest under the Hall Note, and transfer to Steve Hall 90% of the shares of CNTNR issued to the Company and 90% of the warrants issued under the Restated Note.

On April 1, 2024, the Company entered into a Debt Consolidation Agreement with Steve Hall, pursuant to which the outstanding balance of $1,560,000 and the related interest receivable of $143,995, for a series of loans provided by Steve Hall to the Company, beginning in 2021, were consolidated. The Debt Consolidation Agreement included, inter alia, all amounts of principal and interest owed by the Company under the Hall Note. As part of the transaction involving the Debt Consolidation Agreement, the Company formally assigned, through an Assignment and Assumption Agreement, the $1,753,247.34 that was due to the Company from CNTNR to Steve Hall. The assigned debt was deducted from the loans provided by Steve Hall to the Company.

Investment in Rift Cyber LLC.

On March 21, 2025, Hawkeye Systems, Inc. (the “Company”), Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The membership interest of Rift is divided as follows: (I) the Company holds 25% of Rift’s membership interest; (II) Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest.

In connection with the formation of Rift, Jö & Fyse UG, and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. As consideration for the IP Assignment, each of Christian Schjolberg, and Peter Herzog, each has been awarded  250,000 shares of common stock of the Company, by the Company’s Board. As of the date of this report, Rift is not yet generating any revenue, has only recorded limited assets and liabilities, and has not issued any additional membership interests.

The value of the stocks is determined by the board as of $50,000 and will be issued in the third quarter of 2025.

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

Item 1C. Cybersecurity Disclosures.

We rely upon internally and externally managed information technology systems for the collection and storage of sensitive data and business information. We approach cybersecurity risks with a risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to our business.

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

Governance

Role of Management

One of the key functions of our executive officers is to inform oversight of our risk management process, which includes risks from cybersecurity threats. Our executive officer monitor and assesses strategic risk exposure, and manages the material risks we face.

Our Chief Executive Officer works to manage our cybersecurity policies and processes. He is responsible for managing how we identify, address, prevent and resolve cybersecurity issues and related matters. He is also responsible for tracking how we prevent, identify, lessen, and address cybersecurity issues. This is done through regular checks of our systems, tests to identify security weaknesses, and maintaining an incident response plan.

Item 2. Properties.

We own no properties related to our operations. We operate from business offices provided by our executive officers.

Item 3. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any legal proceedings pending or that have been threatened against us or our property.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HWKE”. On June 12, 2019, the Company obtained clearance to trade on OTC Markets and on September 12, 2019, the Company’s stock began trading on the OTCQB market maintained by OTC Markets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The closing sale price of our common stock on October 13, 2025 was $0.10 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	High	Low
Quarter ended June 30, 2025	$0.11	$0.11
Quarter ended March 31, 2025	$0.12	$0.11
Quarter ended December 31, 2024	$1.03	$0.82
Quarter ended September 30, 2024	$0.50	$0.40
Quarter ended June 30, 2024	$0.50	$0.50

Holders

As of September 29, 2025, there were approximately 41 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the fiscal year ended June 30, 2025.

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

Results of Operations

Fiscal Years Ended June 30, 2025 and 2024

The Company had $0 operating revenues for both fiscal years of 2025, and 2024 after the Company ceased operations of its PPE business in July 2021. The Company generated from CNTNR a total of $0, and $45,000 for the year ended June 30, 2025, and 2024 in other income, of which $0, and $45,000 were generated for consulting fees, respectively. See further discussion on Note 10– Note receivable to the Financial Statements.

During our fiscal year 2025, total operating expenses were $270,669 compared to $373,390 for the same period in 2024. The decrease in operating expenses is primarily a result of a decrease in Selling, General, and Administrative expenses due to company downsizing. The Company’s net loss was $523,327 for the fiscal year ended June 30, 2025 compared to net loss of $578,717 for the fiscal year ended June 30, 2024. The net losses are primarily a result of operating expenses, and interest expenses. The Company earned no interest income as of June 30, 2025, whereas the Company earned $103,556 in interest income as of June 30, 2024.

Liquidity and Capital Resources

Our cash balance at June 30, 2025 was $502 compared to $0 at June 30, 2024. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

In the fiscal year ended June 30, 2024, we received $45,250, from a line of credit from a related party.  The outstanding balance was settled with the Debt Consolidation Agreement.  In addition, on April 1, 2024, the Company settled $250,000 in accounts payable, and $33,218 in accrued expenses with a related party with the Debt Consolidation Agreement.  See further discussion on Note 11 – Debt Consolidation Agreement.

During the fiscal years ended June 30, 2025, and 2024, we received $225,272, and 994,623 from a promissory note issued by a related party, respectively.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $13,210,531 at June 30, 2025 and net loss from operations of $270,669.

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

The ability of the Company to continue operations is dependent on the success of Management’s plans and raising capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance its operations as well as to identify, negotiate and materialize a business combination with a target business. The Company believes its current available cash may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkeye Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawkeye Systems, Inc. (“the Company”) as of June 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended June 30, 2025, the Company had a net loss and as of June 30, 2025 had an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023.

Spokane, Washington
October 14, 2025

HAWKEYE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024
ASSETS
Current assets:
Cash	$502	$-
Prepaid expenses	2,600	2,500
Total current assets	3,102	2,500

Investment in Subsidiary	54,815	-

Total assets	$57,917	$2,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$110,000	$101,500
Accounts payable and accrued liabilities	51,575	9,262
Accrued interest – related party	311,550	58,891
Promissory note payable – related party	2,219,895	1,994,623
Total current liabilities	2,693,020	2,164,276

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	3,135,271	2,606,527

Commitments and contingencies (Note 15)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,706,772, and 8,661,772 shares issued and outstanding, respectively	870	866
Additional paid-in capital	10,082,307	10,082,311
Common shares to be issued- 500,000 shares	50,000	-
Accumulated deficit	(13,210,531)	(12,687,204)
Total stockholders’ deficit	(3,077,354)	(2,604,027)
Total liabilities and stockholders’ deficit	$57,917	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2025	2024

Operating expenses:
General and administrative	$77,796	$63,933
Management compensation	3,500	213,417
Professional fees	189,373	96,040
Total operating expenses	270,669	373,390

Loss from operations	(270,669)	(373,390)

Other income and (expense):
Other income	-	45,000
Interest income	-	103,556
Interest expense - related party	(252,658)	(353,883)
Total other income and (expense)	(252,658)	(205,327)

Loss before income tax	(523,327)	(578,717)

Income Tax Expense	-	-

Net loss	$(523,327)	$(578,717)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding - basic and diluted	8,705,044	6,911,718

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Common
	Common Stock		Paid-in	Stock to be	Accumulated	Stockholders'
	Shares	Amount	Capital	issued	Deficit	Deficit
Balance, June 30, 2023	5,552,222	$555	$9,585,094	-	$(12,108,487)	$(2,522,838)

Common stock issued for settlement of management compensation	3,109,550	311	497,217	-	-	497,528

Net loss	-	-	-	-	(578,717)	(578,717)

Balance, June 30, 2024	8,661,772	$866	$10,082,311	$-	$(12,687,204)	$(2,604,027)

Stock option issued for compensation	45,000	4	(4)		-	-

Common stock issued for investment	-	-	-	50,000	-	50,000

Net loss					(523,327)	(523,327)
Balance, June 30, 2025	8,706,772	$870	$10,082,307	$50,000	$(13,210,531)	$(3,077,354)

The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(523,327)	$(578,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,000	497,528
Change in operating assets and liabilities:
Prepaid expense	(100)	(130)
Interest receivable	-	40,438
Accounts payable and accrued liabilities	51,575	(37,600)
Accounts payable and accrued liabilities – related party	(762)	(595,736)
Accrued interest - related party	252,659	(239,267)
Net cash used in operating activities	(169,955)	(913,484)

Cash flows from investing activities:
Settlement on note receivable	-	800,000
Investment in subsidiary	(54,815)	-
Net cash provided by (used in) investing activities	(54,815)	800,000

Cash flows from financing activities:
Repayment on convertible note payable - related party	-	(500,000)
Proceeds from line of credit - related party	-	45,250
Proceeds from promissory note payable – related party	225,272	994,623
Repayment on line of credit - related party	-	(570,250)
Net cash provided by (used in) financing activities	225,272	(30,377)

Net change in cash	502	(143,861)
Cash beginning of period	-	143,861
Cash end of period	$502	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash operating activities:
Interest expenses	$252,658	$593,150
Interest receivable	$-	$40,438
Common stock issued for compensation	$50,000	$497,528

Non-cash investing activities:
Settlement on note receivable	$-	$800,000

Non-cash financing activities:
Repayment on convertible note payable - related party	$-	$(500,000)
Repayment on line of credit - related party	$-	$(570,250)

 The accompanying notes are an integral part of these consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2025 and 2024

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

Consolidation and Basis of Presentation

The accompanying consolidated audited financial statements have been prepared on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States of America (US GAAP). Accordingly, all adjustments necessary have been prepared for the fair presentation of the Company’s financial position for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation as requirements in ASC 810, Consolidation.

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

Cash

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2024, there was an overdraft of $2,617 which was recorded under accounts payable. The balances of cash equivalents were $502, and zero as of June 30, 2025, and 2024, respectively.

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

The Company had no balance on accounts receivable and allowance for doubtful accounts at June 30, 2025 or 2024.

Inventory

The Company has no inventory as of June 30, 2025, and 2024, respectively.

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

Investment in Rift

On March 21, 2025, Hawkeye Systems, Inc. (the “Company”), Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The membership interest of Rift is divided as follows, the Company holds 25% of Rift’s membership interest; Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest. In connection with the formation of Rift, Jö & Fyse UG, and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. As consideration for the IP Assignment, each of Christian Schjolberg, and Peter Herzog, received 250,000 shares of common stock of the Company.

Under the guidance of ASC 323, the Company accounts for investments in Rift using the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost and adjusted thereafter to recognize the Company's share of the profits or losses of the investee profits or loss, and the Company's share of movements in other comprehensive income (loss) of the investee in other comprehensive income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Revenue recognition

Revenue is recorded in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized from product sales when goods are shipped, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable, and collection is reasonably assured. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in the cost of goods sold. The Company recognizes sales on a gross basis when it is considered the primary obligor in the transaction and on a net basis when it is considered to be acting as an agent. We record estimates for cash discounts, product returns, and other discounts in the period of the sale. This provision is recorded as a reduction in gross sales, and the reserves are shown as a reduction of accounts receivable.

As of fiscal years ended June 30, 2025, and 2024, the Company had generated zero revenue for both years.

Cost of sales

Cost of sales includes inventory costs and shipping and freight expenses. Since the Company did not generate any revenue during fiscal years ended June 30, 2025, and 2024, the Company incurred no cost of sales in both years.

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

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible notes payable. For the years ended June 30, 2025 and 2024, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	June 30, 2025	June 30, 2024
Options	322,600	377,600
Total Shares	322,600	377,600

Stock-based compensation

Stock-based compensation to employees and non-employees consists of stock options grants, warrants to purchase common stock, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant. The fair value of the share of common stock is based on the trading price of the Company’s shares.

Option

The Company calculates the fair value of options grants utilizing the Black-Scholes pricing model. Assumptions used by the Company in using the Black-Scholes pricing model include:

1)	volatility based on the Company’s average volatility rate,
2)	risk free interest rate based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant,
3)	the expected life of the option or warrants, and
4)	expected cash dividend rate on shares of common stock.

The amount of stock-based compensation recognized during the period is based on the value of the portion of the awards that are ultimately expected to be vested. The resulting stock-based compensation expense for employee awards is generally recognized on a straight- line basis over the vesting period of the award.

There were no stock options granted during the fiscal years of 2025, and 2024.

Segment Reporting

Under ASC 280 - Segment Reporting guideline, management has determined that the Company operates and manages the business as one reporting segment and one operating segment, which manages the information technology systems used to collect and store sensitive data and business information. Reasonable factors in determining the operating segments include that the Company has no customer and therefore management operates its business as a single segment.

Factors used in determining the reportable segment include the nature of operating activities and the organizational and reporting structure. In addition, the Company has only one officer who is the only Chief Operating Decision Maker (“CODM”) that reviews the financial information for the purposes of allocating resources and evaluating financial performance. As such, the Company has determined that its operations constitute a single operating segment and one reportable segment.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. As of June 30, 2025, management believes that there are no recent accounting pronouncements that need to be addressed on this annual report.

Note 3 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the year ended June 30, 2025, the Company had a net loss of $523,327. As of June 30, 2025, the Company had an accumulated deficit of $13,210,531. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

HIE did not have any operating activities during the year ended June 30, 2025. As of June 30, 2025 and 2024, the Company’s investment balance in HIE was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged for two years.

Note 5 - Related Party Transactions

Related party transactions are described in detail in Note 6, Note 7, Note 8, Note 9, Note 11, and Note 13.

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

On April 1, 2024, the accrued interest of $240,274 and the principal balance of $500,000 under the Consolidated Note were settled with a debt consolidation agreement. See note 11 – Debt Consolidation Agreement.

Note 7 – Line of Credit – Related Party

On October 1, 2021, Steve Hall agreed to provide a line of credit of up to $1,000,000 to the Company with simple interest at a rate of 12% for the first 90 days, and simple interest at a rate of 20% per annum thereafter. All principal disbursed under the line of credit will accrue interest and be payable on the same terms as principal due under the Consolidated Note (see Note 11). The line of credit expired on October 1, 2022.  Subsequently, the line of credit has been renewed and extended with same terms and a new maturity date of October 1, 2023.

On April 1, 2024, the accrued interest of $182,092 and the principal balance of $570,250 under the line of credit were settled with a debt consolidation agreement. See note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the entire accrued interest of $170,183 under the Steve Hall Note was settled with a debt consolidation agreement. Furthermore, debt consolidation agreement is accompanied by a promissory note which matures on December 31, 2025, with an annual interest rate of 12%.  See Note 11 – Debt Consolidation Agreement.

As of June 30, 2025, and 2024, the outstanding loan balances under the debt consolidation agreement and accompanying promissory note were $2,219,895 and $1,994,623 with interest of $311,550 and $58,891 accrued, respectively.

Note 9 – Accrued Expenses – Related Party

Between September 2021 and September 2022, the Company accepted deposits in the total amount of $30,218 from Central National Gottesman, Inc., on a sale of face masks on behalf of Steve Hall, a shareholder of Hawkeye Systems, Inc. Additionally, the Company received $3,000 from Mr. Hall on April 2023.

On April 1, 2024, the accrued expenses of $33,218 with Mr. Hall were settled with a debt consolidation agreement. See Note 11 – Debt Consolidation Agreement.

Note 10 – Note Receivable

On February 27, 2023, the Company and CNTNR USA, Inc. (“CNTNR”) entered into a promissory note under which the Company disbursed $200,000 to CNTNR (the “CNTNR Note”). Subsequently, on April 6, 2023, the Company and CNTNR amended and restated the CNTNR Note (the “Amended CNTNR Note”). In the Amended CNTNR Note, the Company agreed to lend CNTNR the total principal amount of $1,000,000 (“Principal Amount”) with a commitment fee equivalent to 5% of the Principal Amount. CNTNR further agreed to pay the Company a monthly consulting fee of $5,000 beginning on March 1, 2023 that will continue until the Principal Amount is repaid. The balance of the consulting fee is recorded as accounts receivable. As of June 30, 2025, the accounts receivable had a zero balance.

The Amended CNTNR Note has an annual interest rate of 12% and matures at the earlier of September 30, 2023, or the closing of a material debt or equity financing. Upon maturity of the Amended CNTNR Note, CNTNR will pay the Company all outstanding Principal Amount and interest, plus any outstanding consulting fee and issue the Company 10% of the issued and outstanding shares of CNTNR (equivalent to 6,170,879 shares).

Moreover, the Amended CNTNR Note includes warrant coverage of one warrant for every share issued in repayment of the Principal Amount at the closing of an intended merger with CNTNR which is equal to 6,170,879 warrants. The warrants will have a 30% discount rate to the current fair market price of the shares of CNTNR when exercised and will expire 36 months after April 6, 2023.

On April 1, 2024, the accrued interest of $143,994 and the principal balance of $1,563,000 under the Amended CNTNR Note were assigned to Steve Hall and settled against indebtedness owed by the Company to Mr. Hall as part of the debt consolidation agreement. See Note 11 – Debt Consolidation Agreement.

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

On April 1, 2024, the various historical loans and the CNTNR Note were consolidated amounting to $1,708,000 under the Debt Consolidation Agreement as follows:

Reference	Principal	Interest	Total Consolidated Amount
Footnote 6 – Inventory Financing Payable	$500,000	$240,274	$740,274
Footnote 7 – Line of Credit	570,250	182,092	752,342
Footnote 8 – Promissory Notes Payable	1,708,000	170,783	1,878,783
Footnote 9 – Accrued Expenses - Face Mask	33,218	-	33,218
Footnote 10 – Note Receivable	(1,563,000)	(143,994)	(1,706,994)
Footnote 13 – Consulting Agreement	250,000	-	250,000
Additional Fund Received	(239,623)	-	(239,623)
Final Debt Consolidation Agreement Amount	$1,258,845	$449,155	$1,708,000

Note 12 - Stockholders’ Equity

Common Stock

2025 Stock to be Issued

•	The total of 500,000 shares of common stock in the value of $50,000 to be issued to Christian Schjolberg, and Peter Herzogand as consideration for IP.

2025 Stock Issuances

•	Issued 45,000 shares of common stock to Christopher Mulgrew, the former CFO, for cashless conversion of stock option.

2024 Stock Issuances

•	Issued 764,375 shares of common stock valued at $122,300 to Christopher Mulgrew, the CFO, to settle debts for past due compensation for services rendered before December 1, 2023.
•	Issued 2,345,175 shares of common stock valued at $375,228 to Corby Marshall, the CEO to settle debts for past due compensation for services rendered before December 1, 2023.

Stock Purchase Warrants

Transactions in stock purchase warrants for the year ended June 30, 2025 and 2024 are as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2023	$239,401	$1.04
Expired	(239,401)	(1.04)
Balance at June 30, 2024	$-	$-
Balance at June 30, 2025	$-	$-

The Company had not issued any warrants to purchase common stock in the years ended June 30, 2025 and 2024, respectively. The outstanding shares of warrant as of June 30, 2025, and 2024 were both zero.

Stock Options

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees, directors, and consultants.

During the fiscal years ended June 30, 2025, and 2024, the Company had not granted any stock options.  All stock options were vested at the end of 1st quarter of fiscal year 2023.

As of the date of this annual report, there were 322,600 stock options exercisable, of which all were granted as non-statutory stock options, outside of the Option Plan.

Transactions in stock options for the years ended June 30, 2025, and 2024, are as follows:

		Weighted	Weighted Average
	Number of Options	Average Exercise Price	Remaining Life (In Years)
Outstanding, June 30, 2023	425,600	$1.41	3.41
Expired or Forfeited	(48,000)	(0.49)	-
Outstanding, June 30, 2024	377,600	0.92	2.76
Exercised	(45,000)	1.06	(0.95)
Expired or Forfeited	(10,000)	(1.00)	-
Outstanding, June 30, 2025	322,600	$0.98	1.81

At the fiscal years ended of June 30, 2025, and 2024, the intrinsic value of the outstanding options was $0 in both years.

Note 13 – Consulting Agreement - Related Party

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

Note 14 – Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2025 and 2024.

At June 30, 2025 and 2024, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax assets existed at June 30, 2025 and 2024.

A reconciliation of the federal statutory income tax to our effective income tax is depicted below:

	June 30,	June 30,
	2025	2024
Federal statutory rates	$(109,899)	$(121,531)
Income tax adjustment
Stock based compensation	-	-
Permanent difference	-	84
Valuation allowance against net deferred tax assets	109,899	121,447
Effective rate	$-	$-

On June 30, 2025, the Company had federal net operating loss carry forwards of approximately $2,187,961. This loss will never expire but its utilization is limited to 80% of taxable income in any future year.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2025	2024

Operating loss carry forward	$2,198,461	$2,088,562
Valuation allowance	(2,198,461)	(2,088,562)
Net deferred income tax asset	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2019 through 2024 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense, and interest will be charged to interest expense.

Note 15 - Commitments and Contingencies

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s President, Secretary, Chief Executive Officer and Chairman of the Board of Director, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive a flat fee of $500.00 monthly for his services rendered to the Company starting from December 1, 2023, and thereafter.

As of June 30, 2025, the agreement is no longer valid, and Mr. Marshall has received no compensation in year 2025.

On July 17, 2020, the Company entered into a Membership Agreement (See “Investment in HIE LLC” in Item 1. Description of Business). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital for HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the fiscal year of 2025 and 2024, respectively.

Note 16 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation, management believes that there are no subsequent events that would require disclosure in the financial statements.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, over the financial reporting as of June 30, 2025. Based on this evaluation, our management concluded that, as of June 30, 2025, our internal controls over financial reporting were not effective mainly due to (i) ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors; (ii) lack of segregation of duties of CEO and CFO for performing formal process of reviewing transactions. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025.

To respond to these material weaknesses, we have devoted, and plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Changes in Internal Control over Financial Reporting.

The Company has had no operations during the fiscal years 2025 and 2024, and no changes have occurred that have a material impact on or are reasonably likely to have a material impact on, our internal control over financial reporting during those years.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Corby Marshall	55	Chairman, President, Secretary, Chief Executive Officer, Chief Financial Officer and Director

Our Board of Directors consists of one member. All directors may be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our director and executive officer:

Corby Marshall, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

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

Committees of the Board

Decisions of the Board of Directors are generally taken by unanimous written consent. The current board comprises of one member and intends to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended June 30, 2025, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2024 to:

•	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during such periods, and
•	all individuals who served as executive officers of ours at any time during such periods and received annual compensation in excess of $100,000.

Summary Compensation Table

(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)		($)		($)	(S)	($)	($)	($)
Corby Marshall, Chief Executive Officer & Director	2025	-
Corby Marshall, Chief Executive Officer	2024	107,667		(1)	375,228		-				$482,895
Christopher Mulgrew, Chief Financial Officer (3)	2025	(3,500)				(3)	-				(3,500)
Christopher Mulgrew, Chief Financial Officer(4)	2024	105,750		(2)	122,300						$228,050

(1)	Comprised of 2,345,175 shares of Common Stock issued by the Board of Directors via a Form 8-K filed on January 3, 2024.
(2)	Comprised of 764,375 shares of Common Stock issued by the Board of Directors via a Form 8-K filed on January 3, 2024.
(3)	Comprised of 45,000 shares of Common Stock upon exercise of cashless stock options on July 15, 2024.
(4)	Christopher Mulgrew resigned as the Company’s Chief Financial Officer and Director effectively on August 31, 2024.

Narrative Disclosure Requirements for Summary Compensation Table

Compensation

Corby Marshall

On June 11, 2020, the Company entered into an employment agreement with Corby Marshall, the Company’s chairman of the board of directors, president, chief executive officer, and chief financial officer (the “Employment Agreement”). The term of the Employment Agreement is three years. The Employment Agreement will automatically extend for successive three-year terms, unless either party gives written notice of termination 30 days prior to the end of the then current term. Pursuant to the terms of the Employment Agreement, Mr. Marshall shall receive a base salary from the Company of $250,000 per year. If the Company is unable to pay this amount in cash, Mr. Marshall may defer cash compensation and receive compensation in kind in shares of the Company’s common stock. Mr. Marshall shall be reimbursed for business expenses, receive a car allowance and health benefits from the Company. As part of his compensation, Mr. Marshall is entitled to receive a target bonus of up to 100% of his base salary, based on the Company’s and his individual performance. If Mr. Marshall’s employment is terminated by the Company without cause, he will be entitled to receive severance benefits. The severance benefits include (i) the continuation of payment of his base salary in effect immediately prior to termination for no less than twelve months (the “Severance Benefit Period”); and (ii) the continuation of all employment benefits for the Severance Benefit Period. If Mr. Marshall is terminated without cause and in conjunction with a change in control, he will be entitled to receive change in control benefits, which includes (i) continuation of payment of his base compensation for a period equal to twice the amount of the Severance Benefit Period (the “Change in Control Benefit Period”), and (ii) the continuation of his employment benefits for the Change in Control Benefit Period.

On December 1, 2023, Hawkeye Systems, Inc. entered into a consulting agreement with Mr. Marshall, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive $500.00 monthly for his services rendered to the Company starting from December 1, 2023, and thereafter.  Mr. Marshall received $1,500 for his service rendered during fiscal year 2025.

On January 23, 2024, Mr. Marshall received a total of 2,345,175 restricted shares of Common Stock of the Company to settle $375,228.01 in past due compensation before December 1, 2023.

Christopher Mulgrew (Resigned on August 31, 2024)

On January 15, 2021, the Company entered into a consulting agreement with Christopher Mulgrew, the Company’s then chief financial officer (the “Consulting Agreement”). The Consulting Agreement was amended and restated on March 1st, 2021 (the “Restated Agreement”). Pursuant to the terms of the Restated Agreement, the Company shall pay Mr. Mulgrew a consultant fee of US$195,000 per annum and issue options to acquire 500,000 shares of the Company’s Common Stock at $0.30 per shares, with 20% of the options vesting immediately upon issuance of the option, and an additional 20% every three months thereafter. The agreement also included healthcare premiums and automobile allowance.

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

Mr. Mulgrew converted 45,000 shares of stock option to restricted shares of Common Stock on July 15, 2024.  In addition, Mr. Mulgrew received $32,500 for his service rendered in fiscal year 2025 of which $29,000 was as a consultant to the Company, after his resignation in August 2025.

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

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2025 or 2024. We may reimburse our directors for expenses incurred in connection with attending board meetings.

Option Exercises and Stock Vested

In the fiscal year ended June 30, 2025, the Company did not grant any stock options, and 45,000 stock options have been exercised.

In 2019, the board of directors adopted the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) whereby the Company reserved for issuance of 2,500,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

The Company has granted an aggregate total of 5,325,000 stock options issued to the directors and officers, of which 1,150,000 stock options were granted under the Option Plan, and 4,175,000 shares of option, were granted as non-statutory stock options, outside of the Option Plan.

The Company has had a 1-to-10 reversed stock split commenced on February 9, 2023, of which options outstanding balance is reduced proportionally. As of the day of this annual report, 322,600 stock options are exercisable.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2025.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Un-	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	exercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Corby Marshall, Chief Executive Officer	100,000	0	0	$0.075	05/22/2027	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 14, 2025, the beneficial ownership of Hawkeye Systems, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is that of the Company. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after October 14, 2025 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person. As of October 14, 2025, there were 8,706,772 shares of our common stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Corby Marshall (1)	3,781,675	41.88%
Common Stock	*Christopher Mulgrew (2)	1,406,375	15.58%
All Executive Officers and Directors as a Group (2 persons)		5188,050	57.46%

Common Stock	Steve Hall (3)	2,111,134	23.38%

Executive Officers and Directors and 5% Beneficial Owners		7,299,184	80.84%

_____________

(1)	Consists of 3,681,675 shares of stock held by Mr. Marshall, and an additional of 100,000 shares of stock options.
(2)	Consists of 1,401,375 shares of stock held by Mr. Mulgrew, and an additional of 5,000 shares of stock options.
(3)	Consists of 2,061,134 shares of stock held by Mr. Hall, and an additional 50,000 shares of stock options.

* Christopher Mulgrew resigned on August 31, 2024.

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

On July 15, 2024, Hawkeye Systems, Inc. and Mr. Hall, executed a Debt Consolidation Agreement that was effective as of April 1, 2024, that consolidates the Company’s various historic loans received from Steve Hall to an amount of $1,770,713.10 (the “Steve Hall Indebtedness”) and extends the maturity date to December 31, 2025, with an annual interest rate of 12%. In addition, as consideration for the forbearance and extension from Steve Hall, the Company formally assigned, through an Assignment and Assumption Agreement, the $1,753,247.34 that was due to the Company from CNTNR to Steve Hall directly.  See Note 11 – Debt Consolidation Agreement for a discussion of the above loans.

Director Independence

Our directors are not “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that our director is not an “independent director,” as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2024 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $58,900 and $53,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2024 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ended June 30, 2025 and 2024 were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Form 10-K for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2025. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description

3.1	Articles of Incorporation of Registrant (as filed with the SEC on August 27, 2018)
3.2	Bylaws of Registrant (as filed with the SEC on August 27, 2018)
3.3	2019 Employees, Directors and Consultants Stock Option Plan (as filed with the sec on September 3, 2019)
10.1	Consulting Agreement dated as of January 15, 2021 among the Registrant and Christopher Mulgrew (as filed with the SEC on February 1, 2021)
10.2	Employment Agreement dated as of June 11, 2020 between Registrant and Corby Marshall*
10.3	Promissory note agreement dated as of February 27, 2023 between the Registrant and CNTNR as amended and restated on April 6, 2023 (as filed with the SEC on April 12, 2023)
10.4	Promissory note agreement dated as of March 29, 2023 between the Registrant and Steve Hall (as filed with the SEC on April 12, 2023)
10.5	Consulting Agreement dated as of January 30, 2023 between the Registrant and Steve Hall*
10.6	Articles of Organization of Rift Cyber LLC, filed with the Nevada Secretary of State on March 21, 2025, (as filed with the SEC on April 7, 2025)
10.7	Intellectual Property Assignment Agreement, dated April 1, 2025 (as filed with the SEC on April 7, 2025)
10.8	Debt Consolidation Agreement, effective as of April 1, 2024 (as filed with the SEC on July 18, 2024)
21	List of Subsidiaries (as filed with the SEC on December 9, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
99.1	Investor Presentation-1, RYTHE*
99.2	Investor Presentation-2, RYTHE (Formerly RIFT)*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

___________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

October 15, 2025	By:	/s/ Corby Marshall
Corby Marshall
Chief Executive Officer
(Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2025	/s/ Corby Marshall
Corby Marshall, Director,
Principal Executive Officer and Principal Accounting Officer

