Form 10-Q
period 2025-09-30
Hawkeye Systems, Inc.
filed 2025-12-05
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common equity as of December 5, 2025, was 8,706,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	(Audited) June 30,
	2025	2025
ASSETS
Current assets:
Cash	$318	$502
Prepaid expenses	14,685	2,600
Total current assets	15,003	3,102

Investment in Subsidiary	64,815	54,815

Total assets	$79,818	$57,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities – related party	$-	$110,000
Accounts payable and accrued liabilities	37,557	51,575
Accrued interest – related party	379,575	311,550
Promissory note payable – related party	2,289,322	2,219,895
Total current liabilities	2,706,454	2,693,020

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	3,148,705	3,135,271

Commitments and contingencies (Note - 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 8,706,772 and 8,706,772 shares issued and outstanding, respectively	870	870
Additional paid-in capital	10,082,307	10,082,307
Stock to be Issued	160,000	50,000
Accumulated deficit	(13,312,064)	(13,210,531)
Total stockholders’ deficit	(3,068,887)	(3,077,354)
Total liabilities and stockholders’ deficit	$79,818	$57,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Operating expenses:
General and administrative	$6,380	$8,438
Management compensation	-	10,500
Professional fees	27,127	76,608
Total operating expenses	33,507	95,546

Loss from operations	(33,507)	(95,546)

Other income (expense), net:
Other income	-	-
Interest income	-	-
Interest expense - related party	(68,026)	(61,174)
Total other income (expense), net	(68,026)	(61,174)

Net loss before income taxes provision	(101,533)	(156,720)

Provision for income tax	-	-

Net loss	$(101,533)	$(156,720)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	8,706,772	8,699,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months ended September 30, 2025

				Common
	Common Stock		Additional Paid-in	Stock to be	Accumulated	Stockholders'
	Shares	Amount	Capital	issued	Deficit	Deficit

Balance, June 30, 2025	8,706,772	$870	$10,082,307	$50,000	$(13,210,531)	$(3,077,354)

Common stock issued for debt settlement	-	-	-	110,000	-	110,000

Net loss					(101,533)	(101,533)
Balance, September 30, 2025	8,706,772	$870	$10,082,307	$160,000	$(13,312,064)	$(3,068,887)

For the Three Months ended September 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)
Net loss				(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	$870	$10,082,307	$(12,843,924)	$(2,760,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(101,533)	$(156,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued for settlement of debts	110,000	-
Change in operating assets and liabilities:
Prepaid expense	(12,085)	(11,800)
Accounts payable and accrued liabilities– related party	(110,000)	51,752
Accounts payable and accrued liabilities	(14,018)	-
Accrued interest - related party	68,025	61,175
Net cash used in operating activities	(59,611)	(55,593)

Cash flows from investing activities:
Investment in Sub	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Net proceeds from Promissory note - related party	69,427	55,600
Net cash provided by financing activities	69,427	55,600

Net change in cash	(184)	7
Cash beginning of period	502	-
Cash end of period	$318	$7

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Note 1 – Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. From inception, until July 2021, we focused on selling personal protective equipment (“PPE”). We are still in the process of liquidating our PPE inventory, while pursuing investment opportunities into target companies in diversified industries, such as cybersecurity, and lending money to companies in the affordable housing and climate mitigation industries.

As of April 1, 2025, our management entered into an agreement with cybersecurity experts, Christian Schjolberg and Peter Herzog to create an Nevada limited liability company called Rift Cyber LLC, which is focusing its business efforts in the intersection of physical security and digital or cybersecurity. The Company through Rift Cyber LLC aims to produce modular platforms for physical asset monitoring, behavior anomaly detection, secure access controls, and integrating software and sensor layers.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2025, as filed with the SEC on October 15, 2025.

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

Financial Instruments — Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The standard is effective for the Company for fiscal years beginning after December 15, 2022. As the Company has no accounts receivable, and only a small amount of cash is deposited in a secured bank, the Company believes that ASU 2016-13, Financial Instruments—Credit Losses, have no material impact on the Company.

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

Revenue recognition

As of September 30, 2025 and 2024, the Company had no revenue.

Cost of sales

As of September 30, 2025 and 2024, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and a convertible note payable with accrued interest. For the three months ended September 30, 2025, and 2024, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

	September 30,	September 30,
	2025	2024
Options	322,600	332,600
Total possible dilutive shares	322,600	332,600

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

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended September 30, 2025, the Company had a net loss of $101,533, and an accumulated deficit of $13,312,064.

Currently, the Company is a non-operating company with no full-time employees.  All operating expenses are related to public filings and are supported by a related party loan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Our current business plan is to build Rift Cyber LLC cybersecurity products and if those are unsuccessful, then we will need to acquire, merge or combine with another company (the “Target Business”). We intend to use capital stock, debt or a combination of both to effectuate business combinations with Target Businesses that have significant growth potential. If the Company is unable to obtain adequate capital, it could never be able to re-commence operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of September 30, 2025 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

Note 4 – Promissory Loan Payable - related party

On March 29, 2023, Steve Hall provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Steve Hall Note”). The purpose of the Steve Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA, Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company would repay the outstanding principal balance of the Hall Note to Steve Hall and transfer to him 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the CNTNR Warrants.

On April 1, 2024, the principal amount, plus accrued interest of $170,183 under the Steve Hall Note was settled with a debt consolidation agreement between the Company and Steve Hall. The debt consolidation agreement was accompanied by a promissory note which matures on December 31, 2025, with an annual interest rate of 12%.

As of September 30, 2025, and 2024, the outstanding loan balances under the debt consolidation agreement and accompanying promissory note were $2,289,322 and $2,050,223 with interest of $379,575 and $120,066 accrued, respectively.

Note 5 – Stockholders’ Equity

Stock Options

Transactions in stock options for the three months ended September 30, 2025 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2025	322,600	$0.98	1.81
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, September 30, 2025	322,600	0.98	1.56

During the three months ended September 30, 2025, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At September 30, 2025, the intrinsic value of the outstanding options was $0.

Stock to be Issued

•

On September 30, 2025, the Company’s board of directors granted current Chief Executive Officer, Corby Marshall 500,000 shares of the Company’s common stock to settle outstanding accounts payable, amounting to $50,000. As of the date of this report, these shares have not yet been issued.

•

On September 30, 2025, the Company’s board of directors granted former Chief Financial Officer, Chris Mulgrew 600,000 shares of the Company’s common stock to settle outstanding accounts payable, amounting to $60,000. As of the date of this report, these shares have not yet been issued.

•

A total of 500,000 shares of common stock valued at $50,000 are to be issued to Christian Schjolberg, and Peter Herzogand as consideration for intellectual property assigned by them to Rift Cyber LLC. As of the date of this report, these shares have not yet been issued (see note 7).

Note 6 – Commitments and Contingencies

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s President, Secretary, Chief Executive Officer and Chairman of the Board of Director, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive a flat fee of $500.00 monthly for his services rendered to the Company starting from December 1, 2023, and thereafter. The agreement is terminated in fiscal year 2026, and Mr. Marshall received no compensation between July 1 and September 30, 2025.

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

Note 7 – Investment in Subsidiary

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The membership interest of Rift is divided as follows, the Company holds 25% of Rift’s membership interest; Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest. In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg), and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. As consideration for the IP Assignment, the Company’s board granted each of Jö & Fyse UG, and Peter Herzog, 250,000 shares of common stock of the Company. Such shares have not yet been issued as of the date of this report but will be issued as soon as possible.

Rift will be focused on developing technologies that operate at the intersection of physical and digital security. This move marks a strategic realignment of Hawkeye’s resources into the cyber security space.

As of September 30, 2025, the outstanding balance on investment in Rift was $64,815.

Note 8 – Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation, we believe there are no events that requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months ended September 30, 2025.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report. The Management’s Discussion and Analysis contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

The Company is currently looking for investment opportunities into target businesses in diversified industries, such cybersecurity through its participation as a 25% member of Rift.

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

Results of Operations

We had no operating revenues, and the cost of sales for the three ended September 30, 2025, and 2024. Total operating expenses in the three months ended September 30, 2025, were $33,507 compared to $95,546 for the same period in 2024.  The decrease in operating expenses is primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses.

The Company’s net loss was $101,533 for the three months ended September 30, 2025, compared to $156,720 for the three months ended September 30, 2024, respectively. The net losses for these periods are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at September 30, 2025 was $318 compared to $7 at September 30, 2024. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

During our fiscal quarter ended September 30, 2025, and 2024, we received $69,427, and $55,600, respectively, from a promissory note issued by a related party.

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg), and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. Rift will be focused on developing technologies that operate at the intersection of physical and digital security. This move marks a strategic realignment of our resources into the cyber security space.

We are a smaller reporting company and have accumulated losses to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require approximately $70,000 per quarter in order to keep the Company current with our reporting and filing obligations with the SEC.  We intend to raise funds through the sale of equity and debt securities. In addition, the following actions will be performed by the management for the next 12 months:

•	Raise the money necessary to launch the seeker, one of Rift’s first products.
•	Hire appropriate resources to improve public filings from a time and compliance perspective.
•	Develop MVP(minimum viable product) necessary to get Rift’s first customer.
•	Further establish the requirements and opportunities for application and the segment that should emerge from this technology.

There are no assurances that we will be able to obtain further funds required for our continued operations, nor raise the money or recruit the proper talent to build out the market and develop sales and marketing strategy for the coming year. In addition, even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the additional financing needed will have an adverse effect on our ability to remain in business.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments. For a discussion of the related items, please see Note 6 – Commitments and Contingencies.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $13,312,064 at September 30, 2025, and net loss from operations of $101,533 for the three months ended September 30, 2025.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer who is a contractor, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of September 30, 2025. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, consider entity level controls, review the role of technology in our controls and review the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of September 30, 2025, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As the Company is a dormant entity and all operating activities are incurred to comply with public filing requirements, management believes that the material deficiency has a limited impact on the Company.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarters ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hawkeye Systems, Inc.

Date: December 5, 2025	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer
Chief Financial Officer

