Form 10-Q
period 2025-12-31
Hawkeye Systems, Inc.
filed 2026-02-23
CIK 1750777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common equity as of February 23, 2026, was 10,306,772 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31,	(Audited) June 30,
	2025	2025
ASSETS
Current assets:
Cash	$167	$502
Prepaid expenses	10,680	2,600
Total current assets	10,847	3,102

Investment in Subsidiary	64,815	54,815

Total assets	$75,662	$57,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities - related party	$-	$110,000
Accounts payable and accrued liabilities	42,357	51,575
Accrued interest - related party	449,493	311,550
Promissory note payable - related party	2,318,263	2,219,895
Total current liabilities	2,810,113	2,693,020

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	3,252,364	3,135,271

Commitments and contingencies (Note - 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 9,706,772 and 8,706,772 shares issued and outstanding, respectively	970	870
Additional paid-in capital	10,182,207	10,082,307
Stock to be Issued	60,000	50,000
Accumulated deficit	(13,419,879)	(13,210,531)
Total stockholders’ deficit	(3,176,702)	(3,077,354)
Total liabilities and stockholders’ deficit	$75,662	$57,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$6,707	$7,884	$13,087	$16,323
Management compensation	-	6,000	-	16,500
Professional fees	31,190	10,821	58,317	87,428
Total operating expenses	37,897	24,705	71,404	120,251

Loss from operations	(37,897)	(24,705)	(71,404)	(120,251)

Other income (expense), net:
Interest expense - related party	(69,918)	(62,970)	(137,944)	(124,144)
Total other income (expense), net	(69,918)	(62,970)	(137,944)	(124,144)

Net loss before income taxes provision	(107,815)	(87,675)	(209,348)	(244,395)

Provision for income tax	-	-	-	-

Net loss	$(107,815)	$(87,675)	$(209,348)	$(244,395)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	9,964,372	8,706,772	9,585,572	8,703,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months ended December 31, 2025

				Common
	Common Stock		Additional Paid-in	Stock to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	Total

Balance, June 30, 2025	8,706,772	$870	$10,082,307	$50,000	$(13,210,531)	$(3,077,354)
Common stock issued for debt settlement	-	-	-	110,000	-	110,000
Net loss					(101,533)	(101,533)
Balance, September 30, 2025	8,706,772	$870	$10,082,307	$160,000	$(13,312,064)	$(3,068,887)
Common stock issued for accounts payable settlement	500,000	50	49,950	(50,000)	-	-
Common stock issued for intellectual property	500,000	50	49,950	(50,000)	-	-
Net loss					(107,815)	(107,815)
Balance, December 31, 2025	9,706,772	$970	$10,182,207	$60,000	$(13,419,879)	$(3,176,702)

For the Six Months ended December 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)	-	-
Net loss	-	-	-	(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	$870	$10,082,307	$(12,843,924)	$(2,760,747)
Net loss				(87,675)	(87,675)
Balance, December 31, 2024	8,706,772	$870	$10,082,307	$(12,931,599)	$(2,848,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2025		2024
Cash flows from operating activities:
Net loss		$(209,348)	$(244,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for settlement of accounts payable - related party		50,000	-
Common stock to be issued for settlement of accounts payable - related party		60,000	-
Change in operating assets and liabilities:
Prepaid expense		(8,080)	(7,900)
Accounts payable and accrued liabilities - related party		(110,000)	(5,762)
Accounts payable and accrued liabilities		(9,218)	14,649
Accrued interest - related party		137,943	124,145
Net cash used in operating activities		(88,703)	(119,263)

Cash flows from investing activities:
Investment in Sub		(10,000)	-
Net cash used in investing activities		(10,000)	-

Cash flows from financing activities:
Net proceeds from Promissory note - related party		98,368	119,263
Net cash provided by financing activities		98,368	119,263

Net change in cash		(335)	-
Cash beginning of period		502	-
Cash end of period		$167	$-

Supplemental cash flow information
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Non-cash investing and financing activities:
Stock option cashless exercised	$		$4
Common stock issued for settlement of accounts payable - related party		50,000	-
Common stock issued for settlement of intellectual property		$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 - Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. From inception, until July 2021, we focused on selling personal protective equipment (“PPE”). We are pursuing investment opportunities into target companies in diversified industries, such as cybersecurity, and lending money to companies in the affordable housing and climate mitigation industries.

As of April 1, 2025, our management entered into an agreement with cybersecurity experts, Christian Schjolberg and Peter Herzog to create a Nevada limited liability company called Rift Cyber LLC, which is focusing its business efforts in the intersection of physical security and digital or cybersecurity. The Company through Rift Cyber LLC aims to produce the first unified smart sensor ecosystem which will turn beacons coming from devices such as cellular telephones, satellites, laptops, smart devices and other devices connected to the internet into an augmented reality that will track the location of people and devices to improve customer experiences by mapping customer behavior, improve client security by identifying behavior patterns associated with fraud, improve employee productivity by monitoring cue lengths and customer density, and to locate incidents and accidents to help personnel prevent injuries and accidents. The Company’s application, Rythe, will utilize modular platforms for physical asset monitoring, behavior anomaly detection, secure access controls, and integrating software and sensor layers.

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

Financial Instruments - Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The standard is effective for the Company for fiscal years beginning after December 15, 2022. As the Company has no accounts receivable, and only a small amount of cash is deposited in a secured bank, the Company believes that ASU 2016-13, Financial Instruments - Credit Losses, have no material impact on the Company.

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

Revenue recognition

As of December 31, 2025 and 2024, the Company had no revenue.

Cost of sales

As of December 31, 2025 and 2024, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and a convertible note payable with accrued interest. For the three months ended December 31, 2025, and 2024, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

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

The Company has adopted Segment Reporting - ASU 2023-07 effective January 1, 2024. Since the Company has no activity and no long-lived assets and management are located primarily in the United States. Our chief executive officer who is the chief operating decision maker (“CODM”) determined that the Company operates and manages the business as one reportable segment and one operating segment.

Note 2 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended December 31, 2025, the Company had a net loss of $107,815, and an accumulated deficit of $13,419,879.

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

Note 3 - Loan payable due to Eagle - JV partner

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

HIE did not have any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of December 31, 2025 was $0, and the loan balance payable to joint venture partner Eagle totaled $442,251, unchanged since year 2021.

Note 4 - Promissory Loan Payable - related party

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

As of December 31, 2025, and 2024, the outstanding loan balances under the debt consolidation agreement and accompanying promissory note were $2,318,263 and $2,113,886 with interest of $449,493 and $183,036 accrued, respectively.

Note 5 - Stockholders’ Equity

Stock Options

Transactions in stock options for the months ended December 31, 2025 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2025	322,600	$0.98	1.81
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, September 30, 2025	322,600	0.98	1.56
Cancelled	-	-	-
Exercised	-	-	-
Exercisable, December 31, 2025	322,600	$0.98	1.30

During the six months ended December 31, 2025, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At December 31, 2025, the intrinsic value of the outstanding options was $0.

Stock to be Issued

•

On September 30, 2025, the Company’s board of directors granted current Chief Executive Officer, Corby Marshall 500,000 shares of the Company’s common stock to settle outstanding accounts payable, amounting to $50,000. As of the date of this report, these shares have all been issued.

•

On September 30, 2025, the Company’s board of directors granted former Chief Financial Officer, Chris Mulgrew 600,000 shares of the Company’s common stock to settle outstanding accounts payable, amounting to $60,000. As of the date of this report, these shares have all been issued.

Note 6 - Commitments and Contingencies

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s President, Secretary, Chief Executive Officer and Chairman of the Board of Director, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall shall receive a flat fee of $500.00 monthly for his services rendered to the Company starting from December 1, 2023, and thereafter. The agreement is terminated in fiscal year 2026, and Mr. Marshall received no compensation between July 1 and December 31, 2025.

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

Note 7 - Investment in Subsidiary

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”). The membership interest of Rift is divided as follows, the Company holds 25% of Rift’s membership interest; Christian Schjolberg, and Peter Herzog hold the remaining 75% of Rift’s membership interest. In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg), and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. As consideration for the IP Assignment, the Company’s board granted each of Jö & Fyse UG, and Peter Herzog, 250,000 shares of common stock of the Company, respectively. These shares were all issued during the current quarter.

Rift will be focused on developing technologies that operate at the intersection of physical and digital security. This move marks a strategic realignment of Hawkeye’s resources into the cyber security space.

As of December 31, 2025, the outstanding balance on investment in Rift was $64,815.

Note 8 - Subsequent Events

On February 19, 2026, the company issued 100,000 shares of common stock, valued at $10,000, to former Chief Financial Officer Christopher Mulgrew; and issued 500,000 shares of common stock, valued at $50,000, to current CEO Corby Marshall, to settle accounts payable, respectively.  All shares were recorded as shares to be issued prior to February 19, 2026.

Between January 1, 2026 to February 23, 2026, the outstanding loan balance of Note 4 – Promissory Notes Payable – Related Parties increased by $29,479, bringing the outstanding balance to $347,742.

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation, we believe there are no events that requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for the three months and six months ended December 31, 2025.

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

Results of Operations

We had no operating revenues, and the cost of sales for the three months and six months ended December 31, 2025, and 2024. Total operating expenses in the three months and six months ended December 31, 2025, were $37,897, and $71,404 compared to $24,705 and $120,251for the same periods in 2024, respectively.  The decrease in total operating expenses was primarily a result of a decrease in professional fees - related party, management compensation, and general and administrative expenses.

The Company’s net losses were $107,815 for the three months, and $209,348 for the six months ended December 31, 2025, compared to $87,675 for the three months and $244,395 for the six months ended December 31, 2024, respectively. The net losses for these periods are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at December 31, 2025 was $167 compared to zero at December 31, 2024. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

For the three-month and six-month periods ended December 31, 2025, we received $28,941 and $98,368, respectively; while for the three-month and six-month periods ended December 31, 2024, we received $63,663, and $119,263, respectively, from a promissory note issued by a related party.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments. For a discussion of the related items, please see Note 6 - Commitments and Contingencies.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $13,419,879 at December 31, 2025, and net loss from operations of $209,348 for the six months ended December 31, 2025.

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

Our management, consisting of Corby Marshall as Chief Executive Officer and Chief Financial Officer who is a contractor, reviewed and evaluated the effectiveness of the Company’s internal control over disclosure controls and procedures (as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and financial reporting as of December 31, 2025. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, Mr. Marshall assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, consider entity level controls, review the role of technology in our controls and review the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of December 31, 2025, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As the Company is a dormant entity and all operating activities are incurred to comply with public filing requirements, management believes that the material deficiency has a limited impact on the Company.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarters ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hawkeye Systems, Inc.

Date: February 23, 2026	By:	/s/ Corby Marshall
Corby Marshall, Chief Executive Officer
Principal Executive Officer
Chief Financial Officer

