Form 10-Q
period 2026-03-31
Hawkeye Systems, Inc.
filed 2026-05-13
CIK 1750777

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission File Number: 000-56332

HAWKEYE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Carmel Executive Park Drive, Suite 315

Charlotte, NC 28226

(Address of principal executive offices (Zip Code)

(800) 576-4953

Registrant’s telephone number, including area code

6605 Abercorn, Suite 204

Savannah, GA 31405

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 13, 2026, was 11,035,630 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	(Audited) June 30,
	2026	2025
ASSETS
Current assets:
Cash	$385	$502
Prepaid expenses	6,675	2,600
Total current assets	7,060	3,102

Equity Investment – Rift Cyber LLC	64,815	54,815

Total assets	$71,875	$57,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities - related party	$27,463	$110,000
Accounts payable and accrued liabilities	59,773	51,575
Accrued interest - related party	518,088	311,550
Promissory note payable - related party	2,318,263	2,219,895
Total current liabilities	2,923,587	2,693,020

Long-term liabilities:
Loan payable due to Eagle - JV partner	442,251	442,251

Total liabilities	3,365,838	3,135,271

Commitments and contingencies (Note - 7)	–	–

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 400,000,000 shares authorized; 10,306,772 and 8,706,772 shares issued and outstanding, respectively	1,030	870
Additional paid-in capital	10,242,147	10,082,307
Stock to be Issued	–	50,000
Accumulated deficit	(13,537,140)	(13,210,531)
Total stockholders’ deficit	(3,293,963)	(3,077,354)
Total liabilities and stockholders’ deficit	$71,875	$57,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Operating expenses:
General and administrative	$4,897	$6,001	$17,985	$22,325
Management compensation	–	6,000	–	22,500
Professional fees	43,769	28,081	102,085	115,509
Total operating expenses	48,666	40,082	120,070	160,334

Loss from operations	(48,666)	(40,082)	(120,070)	(160,334)

Other income (expense), net:
Interest expense - related party	(68,595)	(62,905)	(206,540)	(187,049)
Total other income (expense), net	(68,595)	(62,905)	(206,540)	(187,049)

Net loss before income taxes provision	(117,261)	(102,987)	(326,609)	(347,383)

Provision for income tax	–	–	–	–

Net loss	$(117,261)	$(102,987)	$(326,609)	$(347,383)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average common shares outstanding - basic and diluted	10,306,772	8,706,772	9,453,122	8,704,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months ended March 31, 2026

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	Total
Balance, June 30, 2025	8,706,772	$870	$10,082,307	$50,000	$(13,210,531)	$(3,077,354)
Common stock issued for debt settlement	–	–	–	110,000	–	110,000
Net loss	–	–	–	–	(101,533)	(101,533)
Balance, September 30, 2025	8,706,772	$870	$10,082,307	$160,000	$(13,312,064)	$(3,068,887)
Common stock issued for accounts payable settlement	500,000	50	49,950	(50,000)	–	–
Common stock issued for intellectual property	500,000	50	49,950	(50,000)	–	–
Net loss	–	–	–	–	(107,815)	(107,815)
Balance, December 31, 2025	9,706,772	$970	$10,182,207	$60,000	$(13,419,879)	$(3,176,702)
Common stock issued for accounts payable settlement	600,000	60	59,940	(60,000)	–	–
Net loss	–	–	–	–	(117,261)	(117,261)
Balance, March 31, 2026	10,306,772	$1,030	$10,242,147	$–	$(13,537,140)	$(3,293,963)

For the Nine Months ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	8,661,772	$866	$10,082,311	$(12,687,204)	$(2,604,027)
Stock option cashless exercised	45,000	4	(4)	–	–
Net loss	–	–	–	(156,720)	(156,720)
Balance, September 30, 2024	8,706,772	$870	$10,082,307	$(12,843,924)	$(2,760,747)
Net loss	–	–	–	(87,675)	(87,675)
Balance, December 31, 2024	8,706,772	$870	$10,082,307	$(12,931,599)	$(2,848,422)
Net loss	–	–	–	(102,987)	(102,987)
Balance, March 31, 2025	8,706,772	$870	$10,082,307	$(13,034,586)	$(2,951,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(326,609)	$(347,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for settlement of accounts payable - related party	110,000	–
Change in operating assets and liabilities:
Prepaid expense	(4,075)	(4,000)
Accounts payable and accrued liabilities - related party	(82,537)	(4,761)
Accounts payable and accrued liabilities	8,198	31,816
Accrued interest - related party	206,538	187,050
Net cash used in operating activities	(88,485)	(137,278)

Cash flows from investing activities:
Investment in subsidiary	(10,000)	–
Net cash used in investing activities	(10,000)	–

Cash flows from financing activities:
Net proceeds from promissory note - related party	98,368	162,272
Net cash provided by financing activities	98,368	162,272

Net change in cash	(117)	24,994
Cash beginning of period	502	–
Cash end of period	$385	$24,994

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Stock option cashless exercised	$–	$4
Common stock issued for settlement of accounts payable - related party	110,000	–
Common stock issued for settlement of intellectual property	$50,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAWKEYE SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Note 1 – Summary of Significant Accounting Policies

Business Overview

Hawkeye Systems, Inc. (the “Company”), is a Nevada corporation incorporated on May 15, 2018. From inception, until July 2021, the Company focused on selling personal protective equipment (“PPE”). The Company intends to become a leading private equity and corporate advisory firm, conducting merchant banking services in digital assets and other frontier verticals in financial services and technology.

In connection with a realignment of the Company’s business strategy, the Company intends to raise capital to invest in and potentially acquire controlling interests in companies that fit the Company’s investment criteria as well as recruit and retain additional personnel to provide companies with business advisory services.

On April 1, 2025, the Company’s management entered into an agreement with cybersecurity experts, Christian Schjolberg and Peter Herzog to create a Nevada limited liability company called Rift Cyber LLC (“Rift”), which is focusing its business efforts in the intersection of physical security and digital or cybersecurity.  Rift aims to produce a unified smart sensor ecosystem which will turn beacons coming from devices such as cellular telephones, satellites, laptops, smart devices and other devices connected to the internet into a dataset useful for multiple purposes, including but not limited to mapping customer behavior, improving client security, or improving employee productivity. Rift’s application, Rythe, is anticipated to utilize modular platforms for physical asset monitoring, behavioral anomaly detection, secure access controls, and integrating software and sensor layers. Management is currently evaluating the future funding of Rythe.

On March 31, 2026, the Board of Directors (the “Board”) of the Company approved the conditional appointment of Martin Sumichrast, Sim Farar, Nathan Bradley Fleisher, and Ralph Olson (collectively, the “14F Directors”) to the Board, which appointment would become effective ten days after the filing and transmission of an Information Statement on Schedule 14f-1 (the “Schedule 14f-1”) by the Company. The Company filed the Schedule 14f-1 on April 16, 2026, and completed mailing of the Schedule 14f-1 on April 24, 2026. Consequently, the appointment of the 14F Directors became effective, and the 14F Directors joined the Board, as of May 4, 2026. See also Note 9—Subsequent Events.

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

Financial Instruments - Credit Losses (ASU 2016-13)

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The standard is effective for the Company for fiscal years beginning after December 15, 2022. As the Company has no accounts receivable, and only a small amount of cash is deposited in a secured bank, the Company believes that ASU 2016-13, Financial Instruments - Credit Losses, have no material impact on the Company.

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

Revenue recognition

During the three months and nine months ended March 31, 2026 and 2025, the Company had no revenue.

Cost of sales

During the three months and nine months ended March 31, 2026 and 2025, the Company had no cost of sales.

Basic and diluted earnings per share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and a convertible note payable with accrued interest. For the three months ended March 31, 2026, and 2025, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive were as follows:

	March 31,	March 31,
	2026	2025
Options	322,600	332,600
Total possible dilutive shares	322,600	332,600

Effective as of April 1, 2026, the Company entered into a “Stock Option Cancellation Agreement” with certain stock option holders, resulting in the cancellations of an aggregate total of 207,600 options to purchase shares of common stock. The execution of these cancellation agreements will impact the calculation of the possible dilutive shares. See detail discussion on Note 9 – Subsequent Events - Option Cancellation Agreements.

On April 1, 2026, the Company issued a non-interest-bearing convertible note with an initial principal amount of $2,767,756 to Hawkeye Holdco LLC (“HH”) in exchange for a note previously issued by the Company to Steve Hall (“Hall”) and subsequently resold by Hall to HH (the “Existing Hall Note”). This convertible note, upon conversion, may represent a significant number of potential shares that are required to be disclosed or included in a dilutive share analysis under ASC 260 guidelines. See detail on Note 9 - Subsequent Events - Convertible Promissory Note and Note Purchase Agreement.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the Company’s financial statements.

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

The Company has adopted Segment Reporting - ASU 2023-07 effective January 1, 2024. Since the Company has limited activity and no long-lived assets, and management is located primarily in the United States, our president who is the chief operating decision maker (“CODM”) determined that the Company operates and manages the business as one reportable segment and one operating segment.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company had a net loss of $117,261, and an accumulated deficit of $13,537,140.

Currently, the Company has no full-time employees. All operating expenses are related to public filings and are supported by a related party loan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be unable to re-commence operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 – Loan payable due to Eagle - JV partner

July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) to form a Nevada Limited Liability Company, HIE, LLC (“HIE”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). Subject to the provision of the Membership Agreement, the interest in any net profits would be shared at 33.3% among each member. If there is a loss in some or all of the capital, the Company is contingently liable to contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE.

In addition, the Company is obliged to repay one-third of the loan contributed by Eagle or one-third of the capital paid by Eagle according to the Membership Agreement.

HIE has not had any operating activities since July 2021. As a result, the Company’s investment balance in HIE as of March 31, 2026 was $0, and the loan balance payable to joint venture partner Eagle (the “Eagle Debt”) totaled $442,251, unchanged since fiscal year 2021.

On April 1, 2026, the Company entered into a settlement and release agreement with Eagle to settle the Eagle Debt for a sum of $44,000 plus 500,000 shares of Common Stock of the Company. Further detail presents on Note 9—Subsequent Events.

Note 4 – Promissory Loan Payable - related party

On March 29, 2023, Steve Hall (“Mr. Hall”) provided the Company with a loan in the principal amount of $1,000,000, as evidenced by a promissory note with an annual interest rate of 12% per year (the “Hall Note”). The purpose of the Hall Note was to provide the Company with a funding source to make a follow-on investment in CNTNR USA, Inc., a Delaware corporation (“CNTNR”). On May 31, 2023 (or upon the closing of a debt financing), the Company would repay the outstanding principal balance of the Hall Note to Mr. Hall and transfer to him 90% of the shares of CNTNR, issued by CNTNR to the Company pursuant to the Company’s investment in CNTNR, plus 90% of the warrants to purchase shares of CNTNR common stock issued to the Company (the “CNTNR Warrants”).

On April 1, 2024, the principal amount, plus accrued interest of $170,183 under the Hall Note was settled with a debt consolidation agreement between the Company and Mr. Hall (the “Debt Consolidation Agreement”). The Debt Consolidation Agreement was accompanied by a promissory note which matures on December 31, 2025, with an annual interest rate of 12%.

On the maturity date of December 31, 2025, the outstanding balance of the loan (the “Existing Hall Note”) amounted to $2,767,756, comprising $2,318,263 in principal and $449,493 in accrued interest. Although the Note matured on December 31, 2025, the underlying debt remained outstanding as of March 31, 2026. As of March 31, 2026, and March 31, 2025, the outstanding loan balances were $2,836,351 and $2,402,835, respectively, with inclusion of corresponding accrued interest of $518,088, of which $449,493 accrued prior to the loan's maturity date and $68,595 accrued subsequent to the Note's maturity date, and $245,941, respectively.

Pursuant to the terms and conditions of the Note Purchase Agreement described in Note 9 - Subsequent Events, Convertible Promissory Note and Note Purchase Agreement, the Company has amended and restated the Existing Hall Note; the aggregate principal and interest amount of such note as of the maturity date of December 31, 2025, totaling $2,767,756, was rolled over into a new amended and restated convertible promissory note on April 1, 2026. executed between the Company and HH. Furthermore, interest accrued on the Existing Hall Note during the period from January 1, 2026 to March 31, 2026, amounting to $68,595, was extinguished and forfeited upon the delivery and execution of the April 1, 2026, Note Purchase Agreement. For further details, please refer to Note 9 - Subsequent Events, Convertible Promissory Note and Note Purchase Agreement.

Note 5 – Accounts Payable and Accrued Liabilities – related party

Following the maturity date of December 31, 2025, of the Existing Hall Note described in Note 4 - Promissory Loan Payable - related party, the Company cumulatively received an aggregated amount of $27,463 between January 1, 2026 to February 19, 2026 from Steve Hall, the note holder of the Existing Hall Note described in Note 4. Such amount is recorded at cost under Accounts Payable and Accrued Liabilities – related party.

On May 7, 2026, in consideration for forgiving the interest described in Note 4, Steve Hall entered into a Share Subscription Agreement with the Company. The subscription proceeds are to be settled by offsetting the outstanding payable amount of $27,463. For further details, please refer to Note 9 - Subsequent Events - Accounts Payable and Accrued Liabilities—Related Parties.

Note 6 – Stockholders’ Equity

Stock Options

Transactions in stock options for the nine months ended March 31, 2026, and 2025 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2025	322,600	$0.98	1.81
Granted	–	–	–
Cancelled	–	–	–
Exercised	–	–	–
Exercisable, September 30, 2025	322,600	0.98	1.56
Cancelled	–	–	–
Exercised	–	–	–
Exercisable, December 31, 2025	322,600	$0.98	1.30
Cancelled	–	–	–
Exercised	–	–	–
Exercisable, March 31, 2026	322,600	$0.98	1.06

During the nine months ended March 31, 2026, the Company had not granted any stock options. And all stock options were vested at the fiscal year end June 30, 2023.

At March 31, 2026, the intrinsic value of the outstanding options was $0.

Effective as of April 1, 2026, the Company entered into a Stock Option Cancellation Agreement with the holders of stock options to purchase, in the aggregate, 207,600 shares of common stock. See detail discussion on Note 9—Subsequent Events, Option Cancellation Agreements.

Common Stock

The Company issued 600,000 shares of common stock, valued at $60,000, to former Chief Financial Officer Christopher Mulgrew; and issued 500,000 shares of common stock, valued at $50,000, to former Chief Executive Officer Corby Marshall who resigned on April 1, 2026, to settle accounts payable, respectively. All shares were recorded as shares to be issued prior to the issuance and were issued on January 1, 2026.

Note 7 – Commitments and Contingencies

On December 1, 2023, the Company entered into a consulting agreement with Corby Marshall, the Company’s former President, Secretary, Chief Executive Officer and Chairman of the Board of Directors at the time, to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall received a flat fee of $500 monthly for his services rendered to the Company starting from December 1, 2023, and thereafter. The agreement was terminated on March 25, 2026, and Mr. Marshall has not received any compensation since July 1, 2025. Furthermore, Mr. Marshall resigned from all of the aforementioned positions on April 1, 2026.

On July 17, 2020, the Company entered into a Membership Agreement (See “Investment in HIE LLC” in Item 1. Description of Business and Note 3—Loan Payable due to Eagle—JV partner). Under the terms and conditions of the Membership Agreement, in the event of a loss of capital for HIE, the Company shall contribute to repay 33.3% of the Origination Loan and Additional Contribution and of any losses of HIE. HIE did not have operating activities during the fiscal year of 2026 and 2025, respectively.

Note 8 – Equity Investment – Rift Cyber LLC

On April 1, 2025, the Company, Christian Schjolberg, and Peter Herzog filed articles of organization with the Secretary of State of the State of Nevada to form Rift. The Company holds 25% of Rift’s membership interests, and Christian Schjolberg, and Peter Herzog collectively hold the remaining 75% of Rift’s membership interests. In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg) and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of the predecessor cybersecurity technology platform (“Rift Tech”). As consideration for the IP Assignment, the Company’s Board of Directors granted each of Jö & Fyse UG, and Peter Herzog, 250,000 shares of common stock, respectively. These shares were issued on October 1, 2025.

The Company holds minority equity interests in Rift in which it does not have a controlling financial interest or the ability to exercise significant influence. These investments are accounted for under the measurement alternative in ASC 321, Investments — Equity Securities, and are recorded at cost, and less any impairment. The Company performs a qualitative assessment of each reporting period to identify impairment indicators. When indicators are present, the investment is written down to fair value, with the loss recognized in earnings.

As of March 31, 2026, the aggregate carrying amount of equity investments measured under the measurement alternative on investment in Rift was $64,815, which included in non-current assets on the consolidated balance sheet. Since inception date of the investment, no impairment indicators were identified, and no loss was recorded.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date of these financial statements were available to be issued. Based on our evaluation, the following events have occurred that require disclosure.

Change in Control

Pursuant to a Note Purchase Agreement, effective as of April 1, 2026, the issuance of a Convertible Promissory Note, Series A Preferred Stock Subscription Agreement, Investor Rights Agreement, and the filing of a Certificate of Designation for Series A Preferred Stock, the Company underwent a change in control whereby Hawkeye Holdco LLC (“HH”), over which Martin Sumichrast has voting and dispositive power, acquired beneficial ownership of approximately 68% of the Company’s common stock, as described below. Mr. Sumichrast disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

Convertible Promissory Note and Note Purchase Agreement

On April 1, 2026, the Company, HH and Mr. Hall entered into a Note Purchase Agreement where HH purchased from Mr. Hall the Existing Hall Note described in Note 4- Promissory Note Payable. Pursuant to the Note Purchase Agreement, the Existing Hall Note was amended and restated and the Company issued a new non-interest-bearing Convertible Promissory Note to HH in an initial principal amount of $2,767,756 (the “Convertible Note” as referred on Note 4—Promissory Loan Payable—related party) in exchange for the Existing Hall Note. The Convertible Note matures 24 months from the date of issuance and converts into common stock at an initial conversion price of $0.12. The conversion price will be adjusted in the event of any dividend or distribution involving common stock, stock split, reverse stock split, or other subdivision or combination of common stock.

Pursuant to the terms of the Note Purchase Agreement, the Existing Hall Note was amended and restated in the form of the Convertible Note.

Series A Preferred Stock Subscription Agreement and Certificate of Designation

On April 1, 2026, the Company entered into a Subscription Agreement with Mr. Hall, pursuant to which Mr. Hall subscribed for 2,000 shares of Series A Convertible Preferred Stock at a total purchase price of $200,000 (the “Subscription Agreement”). On the same day, the Company filed a Certificate of Designation for Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada, designating a class of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share (the “Preferred Stock”).

Pursuant to the terms and conditions set forth in the Certificate of Designation, shares of Preferred Stock may be convertible into shares of Common Stock at any time following the issuance of the Preferred Stock at the option of the holder. If an optional conversion has not occurred, then on the earliest to occur of (A) the 12 month anniversary of the date of issuance, (B) the date on which the Company first completes an offering of equity or debt securities for the primary purpose of raising capital with aggregate gross proceeds equal to or greater than $1,500,000, and (C) the Market Capitalization (as such term is defined in the Certificate of Designation) of the Company exceeds $50,000,000 for any 20 out of 30 consecutive trading days, then all of the then-outstanding shares of Preferred Stock will automatically be converted into shares of common stock. The conversion rate for the Preferred Stock provides that, if all 2,000 shares of Preferred Stock are converted, the holder will receive a number of shares of common stock equal to 7% of the fully diluted shares of common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments as set forth in the Certificate of Designation, which percentage will be reduced proportionally in the event that a portion of the 2,000 shares of Preferred Stock are converted.

Investor Rights Agreement

On April 1, 2026, the Company, Mr. Hall, and HH entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which the Company agreed to file a registration statement within 30 days following a request by HH and to use its reasonable best efforts to cause the registration statement to be declared effective within 75 days, registering the resale of all shares of common stock held by HH and shares of common stock issuable upon the exercise or conversion of securities held by HH (the “Registrable Securities”). The Investor Rights Agreement also grants certain piggyback registration rights to HH.

Additionally, the Investor Rights Agreement requires that the Company increase the size of its Board of Directors (the “Board”) from one to five members, to appoint four individuals to the Board as designated by HH, and to nominate and recommend such designees for election to the Board at future meetings of the Company’s stockholders.

Settlement Agreement

On April 1, 2026, the Company entered into a Settlement and Release Agreement (the "Settlement Agreement") with Eagle Equities LLC ("Eagle", as referred to Note 3—Loan payable due to Eagle—JV partner). Pursuant to the Settlement Agreement, the Company agreed to pay Eagle $44,000 and issue 500,000 shares of common stock as consideration for the mutual general release of claims between the parties; such claims include those arising from a loan payable by the Company to Eagle and certain other matters described in the Settlement Agreement.

Option Cancellation Agreements

On April 6, 2026, the Company submitted a Form 8-K disclosing that as of April 1, 2026, the Company entered into various Stock Option Cancellation Agreements (collectively, the “Cancellation Agreements”) with the holders (the “Holders”) of Options to purchase, in the aggregate, 177,600 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company (the “Options”). Pursuant to the Cancellation Agreements, each Holder agreed to surrender and cancel all Options held by such Holder for aggregate consideration of $1.00 per share for each Holder. As of the date of this report, subsequent to the filing of Form 8-K, an additional 30,000 shares of stock options have been cancelled, bringing the total number of cancelled options to 207,600 shares.

Departure and Appointment of Officers

On April 1, 2026, Mr. Marshall stepped down as President and Chief Executive Officer but remains a member of the Board of Directors. The position of Chief Executive Officer is currently vacant.

Effective April 1, 2026, the Board of Directors approved the appointment of David Wachsman as President and Q. Byron Hamlett as Chief Financial Officer. Mr. Wachsman will serve as the Principal Executive Officer.

Appointment of Directors

On March 31, 2026, the Board approved the conditional appointment of Martin Sumichrast, Sim Farar, Nathan Bradley Fleisher, and Ralph Olson (collectively, the “14F Directors”), which appointment would become effective ten days after the filing and transmission of an Information Statement on Schedule 14f-1 (the “Schedule 14f-1”) by the Company. The Company filed the Schedule 14f-1 on April 16, 2026 and completed mailing of the Schedule 14f-1 on April 24, 2026. Consequently, the appointment of the 14F Directors became effective, and the 14F Directors joined the Board, as of May 4, 2026.

Accounts Payable and Accrued Liabilities – related party

On May 7, 2026, in consideration for the cancellation of $68,595 accrued interest from the Existing Note generated from January 1, 2026 to March 31, 2026 as described in Note 4 - Promissory Loan Payable - related party, Steve Hall entered into a Share Subscription Agreement with the Company. Pursuant to this agreement, Steve Hall agreed to subscribe for 228,858 shares of the Company's common stock at a subscription price of $0.12 per share; the subscription proceeds have been settled by offsetting the outstanding payable amount of $27,463 owed by the Company to Steve Hall on May 7, 2026.

Change in Trading Market

On April 28, 2026, the Company was notified by OTC Markets Group, Inc. that, in connection with the Company’s recent change in control as described above, the Company’s common stock would be moved from the OTCQB Venture Market to the OTC Pink Limited Market.

Effective April 29, 2026, the Company’s common stock commenced trading on the OTC Pink Limited Market and, on May 8, 2026, became quoted on the OTCID Basic Market operated by OTC Markets Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would," or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on October 15, 2025 (the "2025 Annual Report") and (ii) our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2025 and December 31, 2025 filed with the SEC on December 5, 2025 and February 23, 2026, respectively (together with this Quarterly Report on Form 10-Q, the "Quarterly Reports") include, among other things, statements about:

•	our estimates regarding expenses, future revenues, and capital requirements;
•	our anticipated business strategies;
•	our ability to realize any value from any products that we or our subsidiaries develop;
•	our anticipated sources of target business candidates and our ability to acquire such businesses;
•	our ability to comply with the Investment Company Act of 1940, as amended, and other government regulations; and
•	our ability to obtain financing on favorable terms or at all.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2025 Annual Report and in our Quarterly Reports that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.

You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not assume any obligation to update any forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended June 30, 2025, included in our 2025 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion relates to the historical operations and financial statements of Hawkeye Systems, Inc. for three months and nine months ended March 31, 2026.

Overview

From inception until July 2021, we focused on selling personal protective equipment (“PPE”). We underwent a change in control on April 1, 2026, after which we intend to become a leading private equity and corporate advisory firm, conducting merchant banking services in digital assets and other frontier verticals in finance and technology.

In connection with a realignment in our business strategy, we intend to raise capital to invest in and potentially acquire controlling interests in companies that fit our investment criteria.

On April 1, 2025, our management entered into an agreement with cybersecurity experts, Christian Schjolberg and Peter Herzog to create a Nevada limited liability company called Rift Cyber LLC (“Rift”), which is focusing its business efforts in the intersection between physical security and digital or cybersecurity.  Rift aims to produce a unified smart sensor ecosystem which will turn beacons coming from devices such as cellular telephones, satellites, laptops, smart devices and other devices connected to the internet into a dataset useful for multiple purposes, including but not limited to mapping customer behavior, improving client security, or improving employee productivity. Rift’s application, Rythe, is anticipated to utilize modular platforms for physical asset monitoring, behavioral anomaly detection, secure access controls, and integrating software and sensor layers.

As part of the change in control, on March 31, 2026, our Board of Directors (the “Board”) approved the conditional appointment of Martin Sumichrast, Sim Farar, Nathan Bradley Fleisher, and Ralph Olson (collectively, the “14F Directors”) to the Board, which appointment would become effective ten days after the filing and transmission of an Information Statement on Schedule 14f-1 (the “Schedule 14f-1”) by the Company. We filed the Schedule 14f-1 on April 16, 2026, and completed mailing of the Schedule 14f-1 on April 24, 2026. Consequently, the appointment of the 14F Directors became effective, and the 14F Directors joined the Board, as of May 4, 2026.

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

Results of Operations

We had no operating revenues and no cost of sales for the three months and nine months ended March 31, 2026, and 2025. Total operating expenses in the three months and nine months ended March 31, 2026, were $48,666, and $120,070, respectively, compared to $40,082 and $160,334 for the same periods in 2025, respectively. The decrease in total nine-month operating expenses was primarily a result of the elimination of management compensation and a decrease in general and administrative expenses, partially offset by an increase in professional fees for the three-month period.

Our net losses were $117,261 for the three months ended March 31, 2026, and $326,609 for the nine months ended March 31, 2026, compared to $102,987 for the three months ended March 31, 2025 and $347,383 for the nine months ended March 31, 2025. The net losses for these periods are primarily a result of operating expenses, and interest expenses.

Liquidity and Capital Resources

Our cash balance at March 31, 2026 was $385 compared to $24,994 at March 31, 2025. We do not believe these cash reserves are sufficient to cover our expenses for our operations for the next 12 months. We will require additional funding for our ongoing operations.

For the three-month and nine-month periods ended March 31, 2026, we received $0 and $98,368, respectively; and for the three-month and nine-month periods ended March 31, 2025, we received $43,008, and $162,272, respectively, in each case from a promissory note issued by a related party. Moreover, during the period from January 1, 2026, to March 31, 2026, the Company received $27,463 from the same related party which was recorded under accounts payable – related party

On April 1, 2025, we, Christian Schjolberg, and Peter Herzog, filed articles of organization with the Secretary of State of the State of Nevada to form Rift. In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg), and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift, all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of Rift Tech. Rift is focused on developing technologies that operate at the intersection of physical and digital security.

We are a smaller reporting company and have accumulated losses to date. Under a limited operations scenario to maintain our corporate existence, we believe we will require approximately $125,000 per quarter in order to keep the Company current with our reporting and filing obligations with the SEC.  We intend to raise funds through the sale of equity and debt securities, and use these funds for the next 12 months to perform the following:

•	Begin the research and development required to conduct private equity business and conduct merchant banking services in digital assets and other frontier verticals in finance and technology.
•	Explore the purchase of a FINRA registered financial services firm and to recruit and retain personnel to provide companies with business advisory services.
•	Evaluate Rift’s seeker technology and negotiate with the other members of Rift a possible working capital infusion to further develop the seeker technology.

There are no assurances that we will be able to obtain further funds required for our continued operations and reporting obligations, raise the money or recruit the proper talent to build out the market for our intended financial services, develop a sales and marketing strategy to position our Company for the coming year, or negotiate on terms acceptable to the Company any future development of Rift technology. In addition, even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the additional financing needed will have an adverse effect on our ability to remain in business.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through equity or convertible debt offerings, warrant exercises, and related party advances in the near future. We have no guarantees or firm commitments that the related party advances will continue in the near future.

Existing working capital is not adequate to fund our operations over the next twelve months, and there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements. Generally, we have financed operations to date through proceeds from convertible loans.

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

Material Commitments

As of the date of this quarterly report, we have entered into various commitments. For a discussion of the related items, please see Note 7 - Commitments and Contingencies.

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

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of approximately $13,537,140 at March 31, 2026, and a net loss from operations of $120,070 for the nine months ended March 31, 2026.

We do not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, proceeds from convertible loans, and related party advances. In addition, we are in the development stage and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue operations is dependent on the success of management’s plans and raising capital through the issuance of equity or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Our management, consisting of David Wachsman, President and Q. Byron Hamlett, Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. In such an evaluation, management assessed daily interaction, self-assessment and other ongoing monitoring activities as evidence in the evaluation. Furthermore, we sought to identify financial reporting risks, identify controls that adequately address financial reporting risks, consider entity level controls, review the role of technology in our controls and review the evidence available to support the assessment.

Based on this evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As we have minimal operating activities, management believes that the material deficiency has a limited impact on the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarters ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our property that, in the opinion of the management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A - Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this quarterly report, including our condensed consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the SEC, in evaluating Hawkeye Systems, Inc. and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks and are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this quarterly report.

Risks Related to Our Business

We have limited operations and expect to incur significant expenses and continuing losses for the foreseeable future.

We have had very limited operations to date. We believe that we will continue to incur operating and net losses in the future while we grow. We do not expect it to be profitable for the foreseeable future as we invest in our business, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully realign our business to the financial services and technology sector, there can be no assurance that we will be financially successful. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development of our business model, which may not occur. As such, for the foreseeable future, we will have to fund all our operations and capital expenditures from cash on hand and future offerings of securities. However, unanticipated changes may occur that could consume our available capital before we expect, including changes in and progress of our development activities.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, we had an accumulated deficit of approximately $13,537,140 at March 31, 2026, and a net loss from operations of $120,070 for the nine months ended March 31, 2026. We do not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, proceeds from convertible loans, and related party advances. In addition, we are in the development stage and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue operations is dependent on the success of management’s plans and raising capital through the issuance of equity or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements. We will require additional funding to finance our operations and regulatory filing obligations, as well as to identify, negotiate and materialize a business combination with a target business. We believe our current available cash may be insufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated any revenue during the three and nine months ended March 31, 2026 and 2025. It is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, regulatory requirements, and competition, will impact our success.

You should consider our business and prospects in light of the risks and significant challenges we face. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal controls over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our internal controls over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) having only one officer handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the Securities and Exchange Commission (the “SEC”). Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not currently required to audit the effectiveness of our internal control over financial reporting until we meet certain requirements. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our common stock.

Our outstanding common stock is substantially controlled by our management.

Hawkeye HoldCo, LLC (“HH”), upon conversion of the Convertible Note, is expected to beneficially own approximately 68% of our outstanding common stock. Marty Sumichrast, who currently serves as the Chairman of the Board, is the manager of MCIMAC, LLC (“MCIMAC”), which is the manager of HH. MCIMAC, along with David Wachsman, our President, and Q. Byron Hamlett, our Chief Financial Officer, are members of HH. As a result of these holdings, Mr. Sumichrast does and will have significant influence over our management and affairs, over the appointment of directors, and, to the extent the Convertible Note is converted into common stock, over matters requiring stockholder approval, including significant corporate transactions. Therefore, Mr. Sumichrast and HH will have substantial influence over our operations and the composition of our Board. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, HH could cause us to enter into transactions or agreements that we would not otherwise consider.

In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

Members of our management team and board of directors have experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to raise capital.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, or may in the future become involved in, litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. On April 29, 2024, a final judgment was entered in the matter in Securities and Exchange Commission v. Martin Sumichrast, by the United States District Court for the Western District of North Carolina, Charlotte Division, pursuant to which Mr. Sumichrast, without admitting or denying the allegations against him, was permanently restrained and enjoined from violating Sections 206(2) and 206(3) of the Investment Advisers Act of 1940 (the “Advisers Act”) by, if acting as an investment adviser within the meaning of Section 202(a)(11) of the Advisers Act, directly or indirectly, by use of the mails or instrumentality of interstate commerce: (a) engaging in transactions, practices or courses of business which operate as a fraud or deceit upon a client or prospective client, or (b) while acting as a principal for his own account, knowingly selling securities to, and/or purchasing securities from, a client without first disclosing to such client in writing before the completion of such transaction the capacity in which he is acting and obtaining the consent of the client to such transaction. In addition, Mr. Sumichrast agreed to pay for total disgorgement of profits, prejudgment interest and penalties of $350,000. As a result of such settlement, we are not able to offer securities in private offerings pursuant to Regulation D under the Securities Act and may find it more difficult to otherwise raise capital.

Likewise, any additional litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from executing on our strategic plans and may negatively affect our reputation, which may impede our ability to grow our business and raise capital, and which may adversely affect the market price of our common stock.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our anticipated growth efforts will require significant cash outlays and advance capital expenditures and commitments. If cash on hand and cash generated from potential future operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are highly dilutive or potentially dilutive to our stockholders, and the prices at which new investors or current investors, including any related parties, would be willing to purchase our securities may be significantly lower than the price per share of our common stock paid by shareholders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth plans based on available funding, if any, which would harm our ability to grow our business.

We may fail to manage future growth effectively.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We plan to expand our operations in the future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	expanding our management team;

•	hiring and training new personnel;

•	identifying complementary businesses to partner with or acquire;

•	controlling expenses and investments in anticipation of expanded operations; and

•	implementing and enhancing administrative infrastructure, systems and processes.

We may hire additional personnel. Competition for individuals with relevant experience can be intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future enter into acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new services, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations.

Because we have not selected any businesses with which to pursue future strategic transactions, you will be unable to ascertain the merits or risks of any particular future acquisition.

Although we intend to focus on conducting private equity business and conducting merchant banking services in digital assets and other frontier verticals in finance and technology, our efforts to identify potential strategic partners will not necessarily be limited to a particular industry, sector or geographic region. To the extent we complete future business combinations, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. There are no assurances that any target business with which we consummate a business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our future business combinations and give rise to increased costs and risks that could negatively impact on our operations and profitability.

If we decide to simultaneously acquire several businesses that are owned by different sellers, we will need each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete future business combinations. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings, viruses or other destructive or disruptive software or activities may disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Network and information systems and other technologies are important to our business activities and operations. Network and information systems-related events, such as computer hacking, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations.  While we may develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

Maintaining the secrecy of confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. The occurrence of any such network or information systems-related events or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete acquisitions, and results of operations.

We are and may become subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete future business combinations, and results of operations.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our future business combinations.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete future business combinations.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

Risks Relating to Ownership of our Common Stock

Terms of subsequent financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future. Stockholders’ rights and the value of any investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impact operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise more equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of common stock which we sell could be sold into any market which develops, which could adversely affect the market price and could result in dilution to existing shareholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned growth and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we may determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting, and other expenses.

Our failure to meet the requirements for quotation on the OTCID Basic Market or any other future market on which our common stock is quoted or listed could result in a removal or delisting of our common stock.

Our shares of common stock are quoted for trading on the OTCID Basic Market under the symbol “HWKE.” If we fail to satisfy the requirements of the OTCID Basic Market or any future market on which our shares of common stock are quoted or listed, the applicable quotation service or exchange may take steps to remove or delist our common stock. Such a removal or delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. On April 28, 2026, we were notified by OTC Markets Group, Inc. (the “OTC Markets Group”) that, in connection with our recent change in control, we would be moved from the OTCQB Venture Market to the OTC Pink Limited Market. We were subsequently approved and began trading on the OTCID Basic Market effective on May 8, 2026.

In the event of a removal or delisting, we would take actions to restore our compliance with applicable quotation of listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become quoted or listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with applicable quotation or listing requirements.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For as long as we are a smaller reporting company, we will not be required to comply with certain reporting requirements, including those relating to disclosure about our executive compensation, that apply to other public companies.

We are a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, certain of the exemptions available to “emerging growth companies” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock) or a public float (based on our common stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Our common stock price has been and may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price paid for your stock.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On December 31, 2025, the reported closing price of our common stock was $0.075, while on May 11, 2026 the closing price of our common stock was $1.03. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects.

Volatility in the market price of our common stock may prevent stockholders from being able to sell their shares at or above the price they paid for them. Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Report, as well as the following:

•	Our operating and financial performance and prospects;

•	Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	Conditions that impact demand for our products and services;

•	Future announcements concerning our business or our competitors’ businesses;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	The size of our public float;

•	Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Changes in laws or regulations that adversely affect our industry or us;

•	Changes in accounting standards, policies, guidance, interpretations, or principles;

•	Changes in senior management or key personnel;

•	Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	Adverse resolution of new or pending litigation against us; and

•	Changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price paid for such shares or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, shareholders may suffer a loss on their investment.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at significantly inflated rates that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. In the event of a short squeeze, shareholders may lose a significant portion of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

To date, there have been many days on which limited trading of our common stock took place. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. We are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We do not intend to pay dividends on our common stock for the foreseeable future.

We presently have no intention of paying dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

FINRA sales practice requirements may limit your ability to buy and sell our common shares, which could depress the price of our shares.

FINRA rules require broker dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares and, thereby, depress their market prices.

Volatility in our common shares price may subject us to securities litigation.

The market for our common shares may have, when compared to seasoned issuers, significant price volatility, and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

General Risk Factors

We have a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our strategic plans. We presently have no specific plans, arrangements or understandings with any prospective business concerning a business combination and may be unable to complete any acquisitions to grow our business. If we fail to grow our business through acquisitions or organic growth, we may not generate any operating revenues.

Past performance by our management team, our directors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our directors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our directors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully grow our business and complete strategic transactions, that we will be able to provide positive returns to our shareholders, or of any results with respect to any transaction we may consummate. You should not rely on the historical experiences of our management team, our directors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our directors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete future business combinations.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to execute on our strategic plans.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.

Item 3 - Defaults Upon Senior Securities

Prior to its amendment and restatement, the Company was in technical default under the Existing Hall Note, as the note matured on December 31, 2025, and the outstanding balance was not repaid by the maturity date. On April 1, 2026, the note was amended and restated as the Convertible Note. See Note 9—Subsequent Events.

Item 4 - Mine Safety Disclosure

No disclosure required.

Item 5 - Other Information

During the three months ended March 31, 2026, no directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6 - Exhibits

Exhibits:

Exhibit	Description

3.1	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 6, 2026).
4.1	Convertible Promissory Note, dated April 1, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
10.1	Note Purchase Agreement, dated April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
10.2	Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
10.3	Investor Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
10.4	Settlement Agreement and Release (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
10.5	Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on April 6, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawkeye Systems, Inc.

Date: May 13, 2026	By:	/s/ David Wachsman
David Wachsman, President
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Q Byron Hamlett
Q Byron Hamlett, Chief Financial Officer
(Principal Financial Officer)

