Form 10-K
period 2026-06-30
Hawkeye Digital, Inc.
filed 2026-09-11
CIK 1750777

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 000-56332

Hawkeye Digital, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0799093
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

350 Lincoln Road, 2nd Floor

Miami Beach, FL 33139

(Address of principal executive offices) (Zip Code)

(800) 576-4953

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. N/A

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $185,894 on the closing sale price of the registrant’s common stock on December 26, 2025, the most recent trade on or before December 31, 2025, of $0.075 per share.

The number of shares of registrant’s common stock outstanding as of September 8, 2026 was 266,052,926.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Hawkeye Digital, Inc. (hereinafter referred to as “we,” “us,” “our,” “the Company” or “Hawkeye”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this annual report.

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

ii

PART I

Item 1. Description of Business

General

We were incorporated on May 15, 2018 in the State of Nevada. We underwent a change in control on April 1, 2026, after which we began to implement our strategic business plan to become a leading private equity and merchant bank. Our merchant banking services will focus on growth-stage and public companies’ capital formation, public market preparation, exchange listings, and strategic transactions. Our initial expected market focus is digital asset businesses including but not limited to tokenization, wallets, stablecoins, and blockchain-based financial infrastructure businesses, alongside artificial intelligence businesses as a foundational layer for financial services and other high-growth sectors. We expect our private equity arm will pursue controlling interest in category-defining growth companies and potential strategic investments that complement and supplement our business and industry. We hold 19.9% of the membership interests of Rift Cyber LLC (“Rift”), a Nevada limited liability company focusing its business efforts at the intersection of physical security and digital or cybersecurity. Our principal executive offices are located at 350 Lincoln Road, 2nd Floor, Miami Beach, FL 33139. Our telephone number is (800) 576-4953 and our website is www.hwke.com.

Business Description

From inception and until July of 2021, the Company focused on selling personal protective equipment (“PPE”). In July 2021, the Company’s management determined to cease the Company’s operations as a seller of PPE, deeming that continuing operations in that sector was not a productive use of the Company’s resources.

Following the change in control effective April 1, 2026, as described below, we intend to become a leading private equity and corporate advisory firm, conducting merchant banking services in digital assets and other frontier verticals in financial services and technology. In connection with this realignment of our business strategy, we intend to raise capital to invest in and potentially acquire controlling interests in companies that fit our investment criteria (each, a “target business”), as well as recruit and retain additional personnel to provide companies with business advisory services. We intend to use capital stock, debt or a combination of these to effectuate one or more acquisitions with significant growth potential.

We are not currently registered as a broker-dealer with the SEC or a member of FINRA. We intend to conduct our current corporate advisory activities so as not to engage in activities requiring broker-dealer registration. Where a client transaction involves securities activities requiring broker-dealer registration, including securities solicitation or placement activities, we expect those activities to be conducted by an appropriately registered broker-dealer within the scope of its FINRA membership agreement and applicable regulatory approvals.

Selection and structuring of acquisitions

Following the change in control, we intend to evaluate acquisition and investment candidates that expand or complement our merchant banking and corporate advisory strategy, rather than targets selected on general investment criteria. We expect to focus on the following categories of businesses:

•	Broker-dealers registered with the Securities and Exchange Commission and members of the Financial Industry Regulatory Authority, the acquisition of which could permit us, through such registered entity and subject to applicable FINRA approvals, membership restrictions and other regulatory requirements, to conduct placement-agent and other securities-related activities permitted under the broker-dealer’s FINRA membership agreement. An acquisition resulting in a change in ownership or control of an existing FINRA member generally would require a continuing membership application under FINRA Rule 1017.

•	Registered investment advisers, fund managers and other asset management businesses that would provide recurring fee revenue and a base of institutional relationships complementary to our advisory activities.

•	Businesses providing infrastructure, custody, trading, tokenization or compliance services for digital assets, where our advisory relationships give us an informational advantage in sourcing and diligence.

•	Financial technology businesses in payments, lending and capital markets software whose products can be introduced to our advisory clients.

In evaluating any candidate within these categories, our management expects to consider the target’s ability to obtain and maintain any required regulatory licenses, the transferability of client relationships and revenue on a change of control, the experience and retention of the target management team, the capital required to fund the transaction and the resulting business, the target financial condition and results of operations, and the extent to which the target would broaden the services we can offer to existing advisory clients. We have not entered into any agreement, arrangement or understanding with respect to any acquisition, and we may not complete any of the transactions described above.

Change in Control

Pursuant to a Note Purchase Agreement, effective as of April 1, 2026, we underwent a change in control whereby Hawkeye Holdco LLC, a Wyoming limited liability company (“HH”), over which Martin Sumichrast, our Chairman of the Board, has voting and dispositive power, acquired beneficial ownership of approximately 68% increasing to approximately 91% following the June 2026 issuances described below of our common stock, as described below.

Convertible Promissory Note and Note Purchase Agreement

On April 1, 2026, we, HH and Steve Hall (“Mr. Hall”) entered into a Note Purchase Agreement pursuant to which HH purchased from Mr. Hall a promissory note previously issued by us to Mr. Hall (the “Existing Hall Note”). Under the Note Purchase Agreement, the Existing Hall Note was amended and restated and the Company issued a new non-interest-bearing Convertible Promissory Note to HH in an initial principal amount of $2,767,756 (the “Convertible Note”) in exchange for the Existing Hall Note. On June 1, 2026, HH executed an Election to Convert. HH converted the entirety of the Convertible Note’s outstanding principal amount of $2,767,756 into 23,064,634 shares of our common stock, at a conversion price of $0.12 per share.

Series A Preferred Stock Subscription Agreement and Certificate of Designation

On April 1, 2026, we entered into a Subscription Agreement with Mr. Hall, pursuant to which Mr. Hall subscribed for 2,000 shares of Series A Convertible Preferred Stock at a total purchase price of $200,000 (the “Subscription Agreement”). On the same day, we filed a Certificate of Designation for Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada, designating a class of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share (the “Preferred Stock”).

Under the Certificate of Designation, shares of Preferred Stock may be convertible into shares of common stock at any time following the issuance of the Preferred Stock at the option of the holder. If an optional conversion has not occurred, then on the earliest to occur of (A) the 12 month anniversary of the date of issuance, (B) the date on which we first complete an offering of equity or debt securities for the primary purpose of raising capital with aggregate gross proceeds equal to or greater than $1,500,000, and (C) our Market Capitalization (as such term is defined in the Certificate of Designation) exceeds $50,000,000 for any 20 out of 30 consecutive trading days, then all of the then-outstanding shares of Preferred Stock will automatically be converted into shares of common stock. The conversion rate for the Preferred Stock provides that, if all 2,000 shares of Preferred Stock are converted, the holder will receive a number of shares of common stock equal to 7% of the fully diluted shares of common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments as set forth in the Certificate of Designation, which percentage will be reduced proportionally in the event that a portion of the 2,000 shares of Preferred Stock are converted. All of the Preferred Stock was issued and converted during the fourth quarter of fiscal year 2026. Upon the sale of the HH Warrant (as defined below) on June 3, 2026, the condition described in clause (B) above was satisfied and Mr. Hall, as the holder of all 2,000 outstanding shares of Preferred Stock, became subject to the mandatory conversion provisions of the Certificate of Designation. On June 3, 2026, all 2,000 shares of Preferred Stock were converted into 13,000,000 shares of common stock. No shares of Series A Convertible Preferred Stock were issued or outstanding as of June 30, 2026.

Investor Rights Agreement

On April 1, 2026, we, Mr. Hall, and HH entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which we agreed to file a registration statement within 30 days following a request by HH and to use its reasonable best efforts to cause the registration statement to be declared effective within 75 days, registering the resale of all shares of common stock held by HH and shares of common stock issuable upon the exercise or conversion of securities held by HH (the “Registrable Securities”). The Investor Rights Agreement also grants certain piggyback registration rights to HH. Additionally, the Investor Rights Agreement requires that we increase the size of our Board of Directors (the “Board”) from one to five members, to appoint four individuals to the Board as designated by HH, and to nominate and recommend such designees for election to the Board at future meetings of our stockholders.

Changes in Management and the Board of Directors

On March 31, 2026, the Board approved the conditional appointment of Martin Sumichrast, Sim Farar, Nathan Bradley Fleisher, and Ralph Olson (collectively, the “14F Directors”) to the Board, which appointment would become effective ten days after the filing and transmission of an Information Statement on Schedule 14F-1 (the “Schedule 14f-1”) by us. We filed the Schedule 14F-1 on April 16, 2026, and completed mailing of the Schedule 14F-1 on April 24, 2026. Consequently, the appointment of the 14F Directors became effective, and the 14F Directors joined the Board, as of May 4, 2026.

On April 1, 2026, Corby Marshall stepped down as our President and Chief Executive Officer but remains a member of the Board of Directors. The position of Chief Executive Officer is currently vacant. Effective April 1, 2026, the Board approved the appointment of David Wachsman as President and Q. Byron Hamlett as Chief Financial Officer. Mr. Wachsman serves as our principal executive officer, and Mr. Hamlett serves as our principal financial officer and principal accounting officer.

Change in Trading Market

On April 28, 2026, we were notified by OTC Markets Group, Inc. that, in connection with our change in control as described above, our common stock would be moved from the OTCQB Venture Market to the OTC Pink Limited Market. Effective April 29, 2026, our common stock commenced trading on the OTC Pink Limited Market and, on May 8, 2026, became quoted on the OTCID Basic Market operated by OTC Markets Group, Inc.

Sale of Common Stock Purchase Warrant to Hawkeye Holdco LLC

On June 3, 2026, we entered into a Subscription Agreement with HH for the sale of a Common Stock Purchase Warrant (the “HH Warrant”), dated June 3, 2026, granting HH the right to purchase 221,878,595 shares of Company common stock at a purchase price of $0.01 per share. The Company received aggregate proceeds of $2,218,786 from the sale of the HH Warrant. Under the terms of the HH Warrant, HH may exercise the purchase rights, in whole or in part, at any time or times on or before March 31, 2027, at an exercise price of $0.01 per share. On June 11, 2026, HH exercised the HH Warrant in full on a cashless basis and was issued 218,952,662 shares of common stock. As a result, the HH Warrant was exercised in full and was no longer outstanding as of June 30, 2026, and no shares remained issuable thereunder. The HH Warrant was offered and issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Change in Independent Registered Public Accounting Firm

On June 17, 2026, the Board dismissed Fruci & Associates II, PLLC (“Fruci”) as our independent registered public accounting firm and appointed Grassi & Co., CPAs, P.C. (“Grassi”) as its new independent registered public accounting firm. Fruci’s reports on our financial statements as of and for the years ended June 30, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. See Item 9 of this Annual Report on Form 10-K.

Stockholder Approval of Corporate Actions

On June 17, 2026, a written consent was delivered to the Board by HH, as majority stockholder. Pursuant to the consent, our majority stockholder approved (i) an amendment and restatement of our Articles of Incorporation to, among other things, (a) change our name to “Hawkeye Digital, Inc.” from “Hawkeye Systems, Inc.,” (b) increase the total number of authorized shares of capital stock from 450,000,000 shares, consisting of 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, to 10,050,000,000 shares, consisting of 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, and (c) reclassify the Board into three classes, with directors in each class serving three-year terms and one class elected each year; (ii) a reverse stock split of our issued and outstanding common stock at a ratio of not less than 1-for-2 nor greater than 1-for-20, with the implementation and exact effective date to be determined at the discretion of the Board at any time prior to June 17, 2027 (the “Reverse Stock Split”); and (iii) the Hawkeye Digital, Inc. 2026 Equity Incentive Plan (the “Equity Incentive Plan”).

We filed an Information Statement on July 13, 2026 pursuant to Section 14(c) of the Exchange Act with the Securities and Exchange Commission with respect to Amended and Restated Articles of Incorporation and the Equity Incentive Plan. The Amended and Restated Articles of Incorporation were filed with the Secretary of State of Nevada and became effective August 20, 2026. Accordingly, as of June 30, 2026, our authorized capital stock remained 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, and our name remained Hawkeye Systems, Inc. No Reverse Stock Split had been effected as of the date of this Annual Report on Form 10-K.

Partial Sale of Membership Interest in Rift Cyber LLC

On June 26, 2026, and effective June 30, 2026, we entered into a Purchase Agreement with Roy Pritchett, Jr., pursuant to which we sold a 5.1% membership interest in Rift, representing 20.4% of our interest in Rift, to Mr. Pritchett. Following the transaction, we hold a 19.9% membership interest in Rift.

Sources of acquisitions

We anticipate that some target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. We may engage registered broker-dealers, M&A brokers or other professional firms that are legally permitted to provide acquisition-sourcing or related services and may compensate them for such services in accordance with applicable law.

Regulation

In our current business we are subject to local, state, federal, and foreign governmental laws and regulations. Upon completion of an acquisition, we may have significant additional regulation based on the nature of the business.

Broker-Dealer Regulation

We are not currently registered as a broker-dealer with the SEC or a member of FINRA. Section 15(a) of the Exchange Act generally requires registration of a person engaged in the business of effecting transactions in securities for the account of others. Whether broker-dealer registration is required depends on the facts and circumstances, including the nature and extent of participation in securities transactions and the manner of compensation. We intend to structure our current corporate advisory activities so that activities requiring broker-dealer registration, including securities solicitation or placement activities, are conducted by appropriately registered broker-dealers within the scope of their FINRA membership agreements and applicable regulatory approvals.

To the extent that we acquire any broker-dealer, that entity will be subject to regulation by the SEC, FINRA, and various self-regulatory organizations.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, which include FINRA or national securities exchanges. Self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing their members and the industry. Broker-dealers are also subject to federal regulation and the securities laws of each state where they conduct business.

Broker-dealers are subject to extensive laws, rules and regulations, including sales and trading practices, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial conduct and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of a broker-dealer’s operations, controls, supervision, performance, and financial condition.

Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its registered representatives, officers or employees, or other similar adverse consequences.

The SEC, FINRA, and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges.

The SEC, FINRA, and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

Investment Advisor Regulation

To the extent that we acquire any investment advisor, that entity must be registered as an investment advisor with the SEC. Registered investment advisors are subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisors Act”), and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of an investment advisor’s business and its relationships with clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of any investment advisor that we acquire to comply with the requirements of the Investment Advisers Act and/or the rules and regulations published by the SEC could have a material adverse effect on our business.

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

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definition and scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to an acquisition. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

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

Intellectual Property

We do not directly own any intellectual property, and directly acquiring the intellectual property of a third party is not part of our current strategy. We do, however, hold an indirect interest in intellectual property through our 19.9% membership interest in Rift. As described below under “Investment in Rift Cyber LLC,” all rights in and to the Rift Tech were assigned to Rift under the IP Assignment, and that intellectual property is owned by Rift and not by us. We hold no license to, and no direct ownership interest in, the Rift Tech (as defined below under “Investment in Rift Cyber LLC”).

Former Investment in HIE LLC

On July 17, 2020, we entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies (“Ikon”) for the purpose of procuring, funding the purchase of and sale of PPE (the “Membership Agreement”). To pursue this objective, the parties agreed to form a Nevada limited liability company, HIE, LLC (“HIE”). We contributed by assigning our agreement to purchase gloves and agreed to issue convertible promissory notes to Eagle to secure the Origination Loan and any Additional Contribution. The parties agreed to pay an equal portion of all administrative expenses incurred by HIE. In the event of a loss of capital, all parties would contribute to repay the Origination Loan and Additional Contribution with each paying 33.3% of the loss.

HIE has not had any operating activities since July 2021. As a result, our investment balance in HIE as of June 30, 2026, and 2025 was $0. The loan balance payable to joint venture partner Eagle (the “Eagle Debt”) totaled $442,251, unchanged since fiscal year 2021, until April 1, 2026, the effective date of a Settlement and Release Agreement dated March 27, 2026 between the Company and Eagle to settle the Eagle Debt for a sum of $44,000 plus 500,000 shares of our common stock, as consideration for the mutual general release of claims between the parties. Following the settlement, the Eagle Debt balance was $0 as of June 30, 2026, and we recognized a gain on settlement of debt of $375,751 during the fourth quarter of fiscal 2026.

Pursuant to the Settlement Agreement, and effective April 1, 2026, we relinquished our membership interest in HIE and was released from all claims arising under the Membership Agreement and from the operations of HIE, including our obligation to contribute 33.3% of any loss of capital and to repay one third of the Origination Loan and any Additional Contribution. We hold no membership interest in HIE as of June 30, 2026 or as of the date of this Annual Report on Form 10-K. Because the carrying amount of our investment in HIE was $0 at the time of the settlement, the relinquishment of that interest had no effect on our financial statements beyond the derecognition of the Eagle Debt and the resulting gain described in Note 5, Loan payable due to Eagle, JV partner.

Investment in Rift Cyber LLC

On April 1, 2025, we, Christian Schjolberg, and Peter Herzog filed articles of organization with the Secretary of State of the State of Nevada to form a member managed limited liability company called Rift Cyber LLC (“Rift”), which is focusing its business efforts in the intersection of physical security and digital or cybersecurity. Upon formation, the Company held 25% of Rift’s membership interests, and Christian Schjolberg and Peter Herzog collectively held the remaining 75% of Rift’s membership interests.

In connection with the formation of Rift, Jö & Fyse UG (an entity controlled by Christian Schjolberg) and Peter Herzog executed an intellectual property assignment agreement (the “IP Assignment”), whereby they assigned to Rift all of the intellectual property rights in and to the core technology, RF environment mapping methodology, authentication framework, data collection and aggregation mechanism, applications and use cases, and prototype implementations and source code of the predecessor cybersecurity technology platform (“Rift Tech”). As consideration for the IP Assignment, our Board of Directors granted each of Jö & Fyse UG and Peter Herzog 250,000 shares of common stock, respectively. These shares, valued in the aggregate at $50,000, were issued on October 1, 2025.

On June 26, 2026, and effective June 30, 2026, we sold a 5.1% membership interest in Rift, representing 20.4% of our interest in Rift, to Roy Pritchett, Jr. for proceeds of $13,222. Following that sale, the Company holds a 19.9% membership interest in Rift, and Christian Schjolberg, Peter Herzog and Mr. Pritchett collectively hold the remaining 80.1%. The carrying value of our investment in Rift was $39,800 as of June 30, 2026. Rift has not generated any revenue since its formation, including during the fiscal year ended June 30, 2026, and does not expect to generate revenue until the Rythe platform is brought to market.

Rift aims to produce a unified smart sensor ecosystem which will turn beacons coming from devices such as cellular telephones, satellites, laptops, smart devices and other devices connected to the internet into a dataset useful for multiple purposes, including but not limited to mapping customer behavior, improving client security, or improving employee productivity. Rift’s application, Rythe, is anticipated to utilize modular platforms for physical asset monitoring, behavioral anomaly detection, secure access controls, and integrating software and sensor layers. Management is currently evaluating the future funding of Rythe, and intends to evaluate Rift’s seeker technology and negotiate with the other members of Rift a possible working capital infusion to further develop the seeker technology. Rift’s technology and the Rythe project require additional funding before they can be successfully launched, and there can be no assurance that Rift will obtain that funding or that the technology will be successfully commercialized.

We intend to engage Peter Herzog, a member of Rift and one of the assignors under the IP Assignment, to manage the continued development of the Rift Tech toward commercialization. As of the date of this Annual Report on Form 10-K, we have not entered into an employment, consulting or other agreement with Mr. Herzog, and no compensation has been agreed or paid. Any such engagement would be a related party transaction, because Mr. Herzog holds a membership interest in Rift Cyber LLC and previously received 250,000 shares of our common stock as consideration for the IP Assignment, and would be subject to approval in accordance with our related party transaction procedures.

Company Policies

We have adopted the following policies: (i) code of conduct policy; (ii) information security policy; and (iii) public company communication policy.

Employees

As of June 30, 2026 and as of the date of this Annual Report on Form 10-K, the Company had nil and four employees, respectively.

Our Team and Human Capital

As of June 30, 2026, we had no full-time employees. Our executive officers provide services to us without employment agreements and devote only a portion of their time to our business. We supplement our officers with independent contractors and consultants engaged on a project basis, including in investor relations, government relations and financial reporting. Beginning September 1, 2026, our two executive officers and two additional individuals were offered at will employment.

Executing our merchant banking and corporate advisory strategy will require personnel we do not currently have, including additional corporate advisory and transaction-coordination personnel and, if we acquire or affiliate with a registered broker-dealer, appropriately registered representatives and licensed supervisory personnel to conduct securities activities. We have begun identifying and recruiting candidates for these roles. As of the filing of this report, we expect that hiring will be paced against our capital resources and the timing of any broker-dealer acquisition. We cannot assure we will be able to attract or retain personnel with the requisite experience on acceptable terms.

Legal Proceedings

The Company is not currently a party to any material legal proceedings and is not aware of any material threatened litigation.

Offices

Our principal executive offices are located at 350 Lincoln Road, 2nd Floor Miami Beach, Florida 33139, under a month-to-month arrangement that provides mail handling and the use of meeting space on an as-needed basis. This address is not a location at which our personnel are regularly present, and we do not own or lease any real property at that location. Our aggregate cost for the Miami arrangement was $100 for the fiscal year 2026.

We do not own any real property. We believe our current arrangements are adequate for our present needs.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the SEC, in evaluating Hawkeye Digital, Inc. (the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks and are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements and Information” in this Annual Report on Form 10-K.

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

We have generated limited revenue from our merchant banking and corporate advisory strategy, and we may not generate meaningful revenue in the future.

We generated no revenue during fiscal year 2026, and our financial statements included in this Annual Report on Form 10-K reflect no revenue for that year or the prior year. Subsequent to fiscal year 2026, we generated revenue for advisory services performed during July and August 2026, totaling approximately $600,000 in cash and equity, subject to a non-binding letter of intent. None of the revenue is reflected in the financial statements included in this Annual Report on Form 10-K. Our revenue to date is not indicative of the revenue we may generate in future periods, is concentrated in a small number of engagements, and may not recur. We are still building out our advisory business, which requires us to assemble a team, develop a pipeline of engagements and, in some cases, obtain licenses or registrations that we do not currently hold. If we are unable to execute this strategy, we would have no meaningful operating business and would remain dependent on financings from our controlling stockholder and other investors.

Our advisory revenue, if any, may be concentrated, transaction-dependent and difficult to predict.

Our advisory engagements may involve discrete projects rather than long-term contracts, and the amount and timing of revenue may vary based on the services performed, contractual terms and timing of client initiatives. A small number of engagements is likely to account for a substantial portion of any revenue we generate. An engagement may be terminated or postponed at any time, and we may incur substantial expenses before completion of the services contemplated by the engagement. As a result, our results of operations may vary significantly between periods and period-to-period comparisons may not be meaningful.

Adverse conditions in the capital markets would reduce demand for our services.

Demand for merchant banking and corporate advisory services depends on the volume of capital markets and merger and acquisition activity, which is sensitive to interest rates, credit availability, equity valuations and general economic conditions. A sustained downturn in transaction activity, or in the digital asset markets in particular, would reduce the number of engagements available to us and the fees we could earn.

Our anticipated concentration on businesses in the digital assets and other frontier verticals may cause demand for any future advisory services to increase or decrease sharply and without warning.

We intend to conduct merchant banking services in crypto and other frontier verticals in financial services and technology. Transaction volumes in these sectors have historically been far more volatile than in the broader capital markets, and they respond quickly to changes in digital asset prices, enforcement activity, custody and banking access, and legislative and rulemaking developments. Because we intend to concentrate on a narrow set of sectors rather than to diversify across industries, a decline in activity in those sectors would reduce the number and size of engagements available to us more severely than it would for a diversified advisory firm, and a sudden increase in activity could require capital, personnel, and compliance capabilities that we do not currently have and may be unable to obtain in time. Either outcome could cause our results of operations to differ materially from period to period and from our expectations.

We may make principal investments and would bear the risk of loss on them.

Our strategy contemplates acquiring controlling and non-controlling interests in operating businesses. Investments of this kind are illiquid, may not generate current income, may require additional capital to protect our position, and may result in the loss of our entire investment. We may be unable to sell an investment at the time or on the terms we consider desirable, and we would be exposed to concentration risk because we expect to hold a small number of investments relative to a diversified portfolio.

We would be exposed to credit and counterparty risk.

To the extent we advance funds to, extend credit to, or take contractual exposure to portfolio companies, advisory clients or transaction counterparties, we would bear the risk that those parties fail to perform. We do not currently maintain formal credit policies or an allowance methodology appropriate to a business of this kind, and we may incur losses before such controls are established.

Our business depends on a small number of individuals whose services are not secured by employment agreements.

Our strategy depends on the reputations, relationships and experience of our executive officers and directors. The loss of any of these individuals, or a change in the arrangements under which they provide services, would materially impair our ability to source and execute transactions.

Our officers and directors are engaged in other businesses that compete for their time and for the transactions we intend to pursue, and the resulting conflicts of interest could reduce demand for our services.

Our executive officers and directors devote only a portion of their time to us and hold positions at other enterprises, including American Capital Partners, Inc., of which our Chairman is Co-Founder and Chief Executive Officer, one of our directors is Co-Founder and President and our Chief Financial Officer serves as Chief Financial Officer, and Wachsman LLC, of which our President is Founder and Chief Executive Officer. Those enterprises operate in advisory, communications, and corporate development businesses that overlap with the strategy we have announced. We have not adopted a written policy allocating corporate opportunities among us and these affiliates, and we do not maintain standing Board committees composed of independent directors to review conflicts. As a result, an investment or advisory opportunity that would be attractive to us may be directed elsewhere, and prospective clients and counterparties may decline to engage us, or may demand more favorable terms, because of these relationships. Our Chairman has advised us that he resigned as Chief Executive Officer of American Capital Partners, Inc. effective August 31, 2026. His resignation does not eliminate the overlap described above because one of our directors and our Chief Financial Officer would continue to hold positions there.

We will have a limited ability to evaluate the management of any businesses we may acquire in the future.

Although we intend to scrutinize the management of a prospective target business before effecting an acquisition, we cannot assure you that our assessment of the target’s management will prove to be correct, especially considering the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target’s future management will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following an acquisition, it is unlikely that any of them will devote their full efforts to our affairs after an acquisition. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the target business.

We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge, or experience necessary to enhance the incumbent management. Separately from the management of any target business, we have begun recruiting personnel to build our own merchant banking and advisory capability, as described in Item 1 under “Our Team and Human Capital.” Our ability to evaluate and integrate a target’s management will depend in part on the experience of the team we are able to assemble.

Our controlling stockholder can determine the outcome of all matters submitted to stockholders.

HH holds approximately 91% of our outstanding common stock and can act by written consent without a meeting. Holders of our remaining shares will have no practical ability to influence the election of directors, the approval of charter amendments, the authorization of additional shares or the approval of an acquisition, and will not be able to prevent transactions that may not be in their interests.

We may require additional capital to execute our business strategy, which may not be available on acceptable terms.

We have generated limited revenue since we ceased operations of our PPE business in July 2021. As of June 30, 2026, we had cash of $2,105,343 and an accumulated deficit of $13,783,424. We generated no revenue in the fiscal years ended June 30, 2026 and 2025. Our advisory revenue to date has been earned under a single engagement entered into after June 30, 2026, will be recorded in fiscal year 2027, and is not indicative of future results. As of the date of this Annual Report on Form 10-K we have entered into one advisory engagement and will record revenue in fiscal year 2027. We cannot predict the number of engagements we will secure, the fees we will earn, or whether any engagement will recur.

While we believe our existing cash is sufficient to fund our obligations as they become due for at least the next twelve months, the strategy we have announced — including the potential acquisition of a registered broker-dealer, the recruitment of investment and advisory personnel, and any further investment in Rift — will require capital substantially in excess of our current resources. We have no commitments for additional financing, no lines of credit and no other bank financing arrangements.

If we are unable to raise additional capital on acceptable terms, we will be required to delay, reduce the scope of, or abandon some or all of our planned initiatives, and our business, prospects and results of operations would be materially and adversely affected. Any additional equity financing would be dilutive to our existing stockholders, and any debt financing may contain terms that restrict our operations.

We have a history of recurring losses and generated no revenue in either period presented, and substantial doubt about our ability to continue as a going concern was disclosed in prior periods.

As reflected in the accompanying financial statements, we had an accumulated deficit of $13,783,424 as of June 30, 2026, and a loss from operations of $667,659 and a net loss of $572,893 for the fiscal year ended June 30, 2026. We do not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities, proceeds from convertible loans, and related party advances. In addition, we are in the development stage and have accumulated losses since inception. In prior periods, these factors raised substantial doubt about our ability to continue as a going concern. Following the transactions completed during the fourth quarter of fiscal year 2026 described in Note 4, Liquidity, to our financial statements, management has concluded that those conditions have been resolved and that no substantial doubt exists as of the date of this Annual Report on Form 10-K.

Our ability to continue operations is dependent on the success of management’s plans and raising capital through the issuance of equity or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements. We will require additional funding to finance our operations and regulatory filing obligations, as well as to identify, negotiate and materialize an acquisition with a target business. We believe our current available cash is sufficient to meet our obligations as they become due for at least the next twelve months, but is not sufficient to execute our business strategy at the scale we contemplate. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated any revenue during the fiscal years ended June 30, 2026 and 2025. It is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, regulatory requirements, and competition, will impact our success.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the Securities and Exchange Commission (the “SEC”). Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

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

We have not filed federal or state income tax returns since the tax year ended June 30, 2022, which exposes us to penalties and interest and leaves those tax years open indefinitely.

In connection with the change in control, current management determined that our federal and state income tax returns have not been filed for the tax year ended June 30, 2023 or for any subsequent tax year. We are working to prepare and file the delinquent returns as promptly as practicable. Failure to file a return when due can result in penalties and interest, and the statute of limitations on assessment does not begin to run until a return is filed, so the affected tax years remain open to examination indefinitely. We have not recorded a liability for penalties or interest because the amount, if any, cannot be reasonably estimated at this time, and any such amount could exceed our estimate. The absence of filed returns also means that the net operating loss carryforwards reported in this Annual Report on Form 10-K are management estimates that have not been reported on a filed return and are subject to change.

Our recent change in control may limit our ability to use net operating loss carryforwards to offset future taxable income.

The change in control that occurred during the fourth quarter of fiscal year 2026 constituted an ownership change within the meaning of Section 382 of the Internal Revenue Code, which limits the amount of our pre-change net operating loss carryforwards that may be used to offset future taxable income. We have not completed the analysis required to determine the amount of that limitation, and we expect that a substantial portion of our pre-change carryforwards will not be available to us. Our gain on the settlement of the Eagle debt and the conversion of the Convertible Note may also give rise to cancellation of indebtedness income subject to the attribute reduction rules of Section 108(b), which would further reduce our carryforwards. See Note 12, Income taxes, to our financial statements.

Our outstanding common stock is substantially controlled by our management.

HH beneficially owns approximately 90.97% of our outstanding common stock, following the conversion in full of the Convertible Note on June 1, 2026 and the cashless exercise in full of the HH Warrant on June 11, 2026. Martin Sumichrast, who currently serves as the Chairman of the Board, is the manager of MCIMAC, LLC (“MCIMAC”), which is the manager of HH. MCIMAC, along with David Wachsman, our President, and Q. Byron Hamlett, our Chief Financial Officer, are members of HH. As a result of these holdings, Mr. Sumichrast has and will continue to have control over our management and affairs, over the appointment of directors, and over all matters requiring stockholder approval, including significant corporate transactions, and is able to approve corporate actions by written consent without the vote of any other stockholder. Therefore, Mr. Sumichrast and HH will have substantial influence over our operations and the composition of our Board. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, HH could cause us to enter into transactions or agreements that we would not otherwise consider.

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

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, or may in the future become involved in, litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. On April 29, 2024, a final judgment was entered in the matter in Securities and Exchange Commission v. Martin Sumichrast, by the United States District Court for the Western District of North Carolina, Charlotte Division, pursuant to which Mr. Sumichrast, without admitting or denying the allegations against him, was permanently restrained and enjoined from violating Sections 206(2) and 206(3) of the Investment Advisers Act of 1940 (the “Advisers Act”) by, if acting as an investment adviser within the meaning of Section 202(a)(11) of the Advisers Act, directly or indirectly, by use of the mails or instrumentality of interstate commerce: (a) engaging in transactions, practices or courses of business which operate as a fraud or deceit upon a client or prospective client, or (b) while acting as a principal for his own account, knowingly selling securities to, and/or purchasing securities from, a client without first disclosing to such client in writing before the completion of such transaction the capacity in which he is acting and obtaining the consent of the client to such transaction. In addition, Mr. Sumichrast agreed to pay for total disgorgement of profits, prejudgment interest and penalties of $350,000. As a result of such settlement, for a limited period of time, and without a waiver, we are not able to offer securities in private offerings pursuant to Regulation D under the Securities Act and may find it more difficult to otherwise raise capital. Likewise, any additional litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from executing on our strategic plans and may negatively affect our reputation, which may impede our ability to grow our business and raise capital, and which may adversely affect the market price of our common stock.

The Company or its officers, directors and control persons may face regulatory scrutiny, approval requirements or other conditions in connection with any acquisition of, or application to form, a registered broker-dealer. Any such scrutiny could delay the approval process, result in conditions or heightened supervisory requirements, restrict the roles of certain persons or result in denial. There can be no assurance that FINRA or other regulators will approve any applicable membership or change-in-control application, or that any conditions imposed would not materially limit the broker-dealer’s operations.

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

Although we intend to focus on conducting private equity business and conducting merchant banking services in digital assets and other frontier verticals in finance and technology, our efforts to identify potential strategic partners will not necessarily be limited to a particular industry, sector or geographic region. To the extent we complete future acquisitions, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we acquire or make an investment in a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. There are no assurances that any target business with which we consummate an acquisition will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a business.

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

We are and may become subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete future acquisitions, and results of operations.

Our corporate advisory activities are subject to limitations arising from broker-dealer registration requirements.

We are not currently registered as a broker-dealer. The determination whether particular activities require broker-dealer registration is based on the facts and circumstances and may depend on factors including participation in solicitation, negotiation or execution of securities transactions, receipt of compensation related to the outcome or size of securities transactions, and other activities facilitating securities transactions. We seek to structure our activities and compensation arrangements so that we do not engage in activities requiring broker-dealer registration and expect activities requiring such registration to be performed through appropriately registered broker-dealers. There can be no assurance, however, that a regulator or other party would agree with our characterization of particular activities. If we were determined to have engaged in activities requiring registration without being registered, we could be required to discontinue or restructure affected activities or engagements and could face regulatory, contractual, litigation and other consequences, which could materially adversely affect our business and results of operations.

Entry into regulated activities would subject us to substantial and costly regulation.

Acquiring or forming a registered broker-dealer or investment adviser would subject us to registration, net capital, custody, supervision, recordkeeping, anti-money laundering and examination requirements administered by the Securities and Exchange Commission, FINRA and state regulators. Any such acquisition or formation generally would require regulatory approval and may be subject to additional review as a result of the matters described elsewhere in these risk factors, which could delay the approval process, result in conditions or heightened supervisory requirements, restrict the roles of certain persons or result in denial. Digital asset activities carry additional and rapidly evolving regulatory uncertainty, including as to whether particular assets are securities.

Broker-dealers are subject to extensive laws, rules and regulations, including sales and trading practices, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial conduct and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of a broker-dealer’s operations, controls, supervision, performance, and financial condition. The SEC, FINRA and various other regulatory authorities also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. To the extent that we acquire any investment advisor, that entity must be registered as an investment advisor with the SEC.

Registered investment advisors are subject to the requirements of the Investment Advisers Act and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of an investment advisor’s business and its relationships with clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration.

Compliance would require personnel and systems we do not currently have and that will be costly and time-consuming to implement. Violations of laws, rules and regulations governing any business that we acquire could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such business, its registered representatives, investment advisors, officers or employees, or other similar adverse consequences, all of which could materially and adversely impact our business, prospects, financial condition, results of operations, and cash flows.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our future acquisitions.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete future acquisitions.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We have in the past completed financings that resulted in significant dilution and may in the future engage in common stock, debt, or preferred stock financing in the future. Stockholders’ rights and the value of any investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impact operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of common stock which we sell could be sold into any market which develops, which could adversely affect the market price and could result in dilution to existing shareholders.

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

The issuance of the shares of common stock underlying options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Our shares of common stock are quoted for trading on the OTCID Basic Market under the symbol “HWKE.” If we fail to satisfy the requirements of the OTCID Basic Market or any future market on which our shares of common stock are quoted or listed, the applicable quotation service or exchange may take steps to remove or delist our common stock. Such a removal or delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. During fiscal 2026, and prior to June 30, 2026, our common stock was removed from the OTCQB Venture Market. On April 28, 2026, we were notified by OTC Markets Group, Inc. (the “OTC Markets Group”) that, in connection with our change in control, we would be moved from the OTCQB Venture Market to the OTC Pink Limited Market. Our common stock commenced trading on the OTC Pink Limited Market effective April 29, 2026 and became quoted on the OTCID Basic Market on May 8, 2026, where it has been quoted since that date.

In the event of a removal or delisting, we would take actions to restore our compliance with applicable quotation or listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become quoted or listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with applicable quotation or listing requirements.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Over the two fiscal years covered by this Annual Report on Form 10-K, the reported high and low closing prices of our common stock were $1.077 and $0.04 per share, respectively, in the fiscal year ended June 30, 2026 and $1.00 and $0.045 per share, respectively, in the fiscal year ended June 30, 2025.

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

Broker-dealer sales-practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

Broker-dealers that recommend our securities to retail customers are subject to Regulation Best Interest and other applicable SEC and FINRA sales-practice requirements. Because our common stock is a speculative, low-priced security, these requirements, together with the penny-stock rules described above, may cause broker-dealers to limit recommendations of or transactions in our common stock. This may limit your ability to buy and sell our shares, adversely affect the market for our shares and depress their market prices.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility, and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

General Risk Factors

We have a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our strategic plans. We presently have no specific plans, arrangements or understandings with any prospective business concerning an acquisition and may be unable to complete any acquisitions to grow our business. If we fail to grow our business through acquisitions or organic growth, we may not generate any operating revenues.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete future acquisitions.

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

Item 1C. Cybersecurity Disclosures

We rely upon internally and externally managed information technology systems for the collection and storage of sensitive data and business information. We approach cybersecurity risks with a risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to our business.

Risk Management and Strategy

Our cybersecurity program is designed to detect cybersecurity threats and vulnerabilities, protect our information systems from such threats, and ensure the confidentiality, integrity, and availability of systems and information used, owned or managed by us. Our focus is on protecting sensitive information, such as the personal information of our officers, service providers and consultants, and confidential business information that could be leveraged by a competitor or a malicious actor.

We do not maintain a separate formal enterprise risk management function. Given our current size and organizational structure, our cybersecurity risk management processes form part of management’s broader assessment of operational, financial reporting, legal, regulatory and third-party risks. Cybersecurity matters identified through these processes are evaluated by management and, when warranted based on their potential significance, are escalated to the Board of Directors.

Our cybersecurity program has several components, including the adoption of information security protocols, standards, and guidelines consistent with best industry practices; and reliance on the security controls maintained by the third-party providers that host our electronic mail, accounting and filing systems. We did not engage a third-party to conduct security assessment or penetration test, and did not perform internal audit of our cybersecurity protocols, during the year ended June 30, 2026. We employ a risk-based process designed to manage cybersecurity risks presented by third-party vendors that may have access to our sensitive information and/or information technology (“IT”) systems. This process may consider the nature of the services provided, the sensitivity and quantity of information processed, the criticality of any potentially impacted IT systems, and/or the strength of the vendor’s cybersecurity practices.

We monitor potential cybersecurity risks through tracking. These key risks are characterized by various factors such as the likelihood of us experiencing a particular type of cybersecurity incident, the speed at which each type of cybersecurity incident could impact us, and management’s assessment of our ability to respond quickly and efficiently.

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

Governance – Role of Management

One of the key functions of our executive officers is to inform oversight of our risk management process, which includes risks from cybersecurity threats. Our executive officers monitor and assess strategic risk exposure, and manage the material risks we face.

Our President, who serves as our Principal Executive Officer, works to manage our cybersecurity policies and processes. He is responsible for managing how we identify, address, prevent and resolve cybersecurity issues and related matters. He is also responsible for tracking how we prevent, identify, lessen, and address cybersecurity issues. This is done through regular checks of our systems, tests to identify security weaknesses, and maintaining an incident response plan.

Mr. Wachsman does not hold a formal cybersecurity degree or certification. His relevant expertise is based on his executive and operational experience with technology-focused businesses and his oversight of the Company’s information systems, third-party services providers and cybersecurity processes. He supplements this experience through consultation with external information-technology and cybersecurity services providers, as appropriate.

The full Board of Directors oversees risks from cybersecurity threats. Mr. Wachsman reports material cybersecurity matters to the Board when identified and provides updates regarding the Company’s cybersecurity risk-management processes as circumstances warrant. Matters subject to reporting may include significant cybersecurity threats and vulnerabilities, material third-party service-provider risks, remediation activities and cybersecurity incidents that could significantly affect the Company.

Item 2. Properties

We do not own or lease any real property. Our principal executive offices are located at 350 Lincoln Road, 2nd Floor, Miami Beach, Florida 33139, under a month-to-month arrangement that provides mail handling and the use of meeting space on an as-needed basis. Our aggregate cost for that arrangement was $100 for the fiscal year ended June 30, 2026. This address is not a location at which our personnel are regularly present.

Item 3. Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our assets. As of the date of this report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any legal proceedings pending or that have been threatened against us or our property.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCID Basic Market operated by OTC Markets Group, Inc. under the symbol “HWKE”. On June 12, 2019, we obtained clearance to trade on OTC Markets and on September 12, 2019, our common stock began trading on the OTCQB Venture Market maintained by OTC Markets. On April 28, 2026, we were notified by OTC Markets Group, Inc. that, in connection with our change in control described in Item 1 of this Annual Report on Form 10-K, our common stock would be moved from the OTCQB Venture Market to the OTC Pink Limited Market. Effective April 29, 2026, our common stock commenced trading on the OTC Pink Limited Market and, on May 8, 2026, became quoted on the OTCID Basic Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The closing sale price of our common stock on September 8, 2026 was $0.91 per share.

Holders

As of September 8, 2026, there were approximately 46 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

The following unregistered securities were issued during the fiscal year ended June 30, 2026 and were not previously reported on a Current Report on Form 8-K. Securities issued during the fourth quarter of fiscal year 2026 in connection with the transactions described in Item 1 of this Annual Report on Form 10-K — including the shares issued to Eagle Equities LLC, the Series A Convertible Preferred Stock and the shares issued on its conversion, the Convertible Note and the shares issued on its conversion, and the HH Warrant and the shares issued on its exercise — were previously reported on Current Reports on Form 8-K and, in reliance on the instruction to Item 701 of Regulation S-K, are not repeated below. The issuances are presented in two groups because certain of the issuances described below were sales of securities for cash or other consideration, while others were issuances of securities as compensation for services or in settlement of outstanding indebtedness and were not sales.

Issuances as Compensation for Services or in Settlement of Indebtedness

•	On October 1, 2025, we issued 250,000 shares of common stock to each of Jö & Fyse UG (an entity controlled by Christian Schjolberg) and Peter Herzog (500,000 shares in the aggregate, valued at $50,000) as consideration for the Rift IP Assignment.

•	On January 1, 2026, we issued 600,000 shares of common stock, valued at $60,000, to former Chief Financial Officer Christopher Mulgrew, and 500,000 shares of common stock, valued at $50,000, to former Chief Executive Officer Corby Marshall, in each case to settle accounts payable.

Sales of Securities

•	On May 7, 2026, we issued 228,858 shares of common stock to Steve Hall at a subscription price of $0.12 per share pursuant to a Share Subscription Agreement; the subscription proceeds were settled by offsetting an outstanding payable amount of $27,463 owed by the Company to Mr. Hall.

The foregoing issuances were made in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and corresponding provisions of state securities laws, and/or by Regulation D promulgated under the Securities Act. As described in Item 10 of this Annual Report on Form 10-K, we are presently not able to rely on the exemption from registration provided under Rule 506 of Regulation D.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Hawkeye Digital, Inc. for the fiscal year ended June 30, 2026.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in this Annual Report on Form 10-K and in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Financial Condition and Results of Operations

We have incurred recurring losses and generated no operating revenue during either fiscal year 2026 or fiscal year 2025. During the fourth quarter of fiscal year 2026, we settled or converted all of our outstanding indebtedness and received $2,218,786 in cash proceeds from the sale of the HH Warrant. As of June 30, 2026, we had cash of $2,105,343, total liabilities of $272,782 consisting of accounts payable and accrued liabilities, and total stockholders’ equity of $1,991,388, compared with cash of $502, total liabilities of $3,135,271 and a total stockholders’ deficit of $3,077,354 as of June 30, 2025.

Our improved balance-sheet liquidity resulted from the warrant financing and the settlement or conversion of indebtedness. It does not demonstrate that our merchant-banking and investment strategy is self-funding. We generated no operating revenue during fiscal year 2026, used $330,630 of cash in operating activities and reported a net loss of $572,893. We expect that we will require additional capital to further execute our business strategy at the scale we contemplate, and we expect to raise that capital through the sale of equity or debt securities. That expectation relates to the growth of our business and not to our ability to fund our obligations as they become due over the next twelve months.

Results of Operations – Fiscal Years Ended June 30, 2026 and 2025

Revenue

We had no operating revenue for the fiscal years ended June 30, 2026 and 2025. The post-year-end advisory engagement discussed above did not affect fiscal year 2026 results.

Operating Expenses

Total operating expenses increased $396,990, or 146.7%, to $667,659 for fiscal year 2026 from $270,669 for fiscal year 2025. Professional fees increased $350,957, or 185.3%, to $540,330 from $189,373 and included $144,000 of share-based payments in fiscal year 2026 compared with none in fiscal year 2025. This increase represented approximately 88.4% of the total increase in operating expenses. Research and development expense was $38,815 in fiscal year 2026 compared with none in fiscal year 2025. General and administrative expense increased $7,218, or 9.3%, to $85,014 from $77,796. Sales and marketing expense was $3,500 in fiscal year 2026 was offset by the absence of the $3,500 of management compensation recognized in fiscal year 2025.

The increase in professional fees was the principal driver of the higher operating loss. The nature of the $206,957 increase in professional fees excluding the $144,000 share-based payment, including the amounts attributable to legal, accounting, valuation, consulting and transaction-related services, were primarily related to legal and advisory services to develop and begin implementation of our strategic business plan. We do not expect the expenses related to our business planning to recur, however, there are ongoing legal and advisory expenses related to our securities counsel, audit and consulting fees that will recur on an annual basis.

Loss from operations increased $396,990 to $667,659 for fiscal year 2026 from $270,669 for fiscal year 2025 because we had no operating revenue in either year and operating expenses increased as described above.

Other Income and Expense

Other income, net, was $94,766 in fiscal year 2026, compared with other expense, net, of $252,658 in fiscal year 2025, an improvement of $347,424. Fiscal year 2026 included a $375,751 gain on settlement of debt, a $3,022 gain on the partial sale of our investment in Rift Cyber LLC and $5,067 of interest income, partially offset by $206,540 of related-party interest expense and $82,534 of accretion of the discount on the Convertible Note. Fiscal year 2025 other expense consisted principally of $252,658 of related-party interest expense.

The $375,751 debt-settlement gain materially reduced the fiscal year 2026 net loss and should not be viewed as operating revenue. Management has concluded that the debt-settlement gain and the related transactions are not expected to recur.

Change in Control and Its Effect on Our Financial Statements

HH obtained a beneficial controlling interest on April 1, 2026, and HH obtained a controlling financial interest on June 1, 2026. Following the exercise of the stock purchase warrant on June 11, 2026, HH held approximately 91% of our outstanding common stock as of June 30, 2026. The change in control did not result in a new basis of accounting in our financial statements because we did not elect to apply pushdown accounting under ASC 805-50-25-4 through 25-8. As a result, our assets and liabilities continue to be carried at their historical amounts, no goodwill or other new basis was recognized, and our accumulated deficit was not reset. Fiscal year 2026 is presented as a single continuous period rather than as separate predecessor and successor periods. See Note 2, Summary of significant accounting policies, to the financial statements.

The change in control constituted an ownership change under Section 382 of the Internal Revenue Code, which limits the amount of our pre-change net operating loss carryforwards that may be used to offset future taxable income. We expect that a substantial portion of those carryforwards will not be available to us. Because we maintain a full valuation allowance against our deferred tax assets, this limitation did not affect our reported results. See Note 12, Income taxes, to the financial statements.

The issuance of 255,017,296 shares of common stock during June 2026 substantially increased our outstanding share count, from 8,706,772 as of June 30, 2025 to 266,052,926 as of June 30, 2026. Because those shares were issued in the final month of the fiscal year, weighted average shares outstanding for the year were 24,992,743 and loss per share was $(0.02). Our loss per share for future periods will be computed on a substantially larger share base.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $2,105,343, total liabilities of $272,782 consisting of accounts payable and accrued liabilities, and total stockholders’ equity of $1,991,388. We had no outstanding indebtedness at that date. We believe our existing cash is sufficient to fund our operating requirements and to satisfy our obligations as they become due for at least the next twelve months. We expect that we will require additional funding in order to execute our business strategy at the scale we contemplate, including any acquisition of a registered broker-dealer, the recruitment of investment and advisory personnel, and any further investment in Rift.

During the fiscal years ended June 30, 2026, and 2025, we received funding from a related party totaling $125,831, and $225,272, respectively. Of the fiscal year 2026 amount, $98,368 was advanced under a promissory note issued to a related party and $27,463 was recorded in accounts payable and accrued liabilities – related party rather than as an advance under that note. Of the $125,831 of advances received during fiscal 2026, $47,463 was received in cash and $78,368 represented expenses and payables paid directly by the related party on our behalf. Prepaid expenses increased to $119,027 as of June 30, 2026 from $2,600 as of June 30, 2025, primarily as a result of the timing on insurance binding and certain payments made to retain professionals for services. We expect these amounts to be consumed within the next fiscal year.

On June 3, 2026, we received proceeds of $2,218,786 from the sale to HH of the HH Warrant, a Common Stock Purchase Warrant covering 221,878,595 shares of common stock. On June 11, 2026, HH exercised the HH Warrant in full on a cashless basis and was issued 218,952,662 shares of common stock. The $2,218,786 received on June 3, 2026 represents the purchase price of the HH Warrant itself; because the HH Warrant was exercised on a cashless basis, no additional cash proceeds were received upon exercise and no further shares are issuable under the HH Warrant. The shares issued on exercise were substantially dilutive to our other stockholders, and following the exercise HH held approximately 91% of our outstanding common stock.

On July 20, 2026, in connection with our Advisory Agreement with ThinkEquity LLC, we issued warrants to ThinkEquity and certain designees covering an aggregate of 14,000,000 shares of our common stock. The warrants have an exercise price of $0.01 per share, permit cashless exercise and expire on December 31, 2026. We received aggregate subscription proceeds of $140,000 upon issuance of the warrants. As of September 8, 2026, none of the warrants had been exercised, no shares had been issued upon exercise, and warrants covering all 14,000,000 underlying shares remained outstanding.

As of June 30, 2026, we had cash of $2,105,343, no outstanding indebtedness and total liabilities of $272,782, consisting of accounts payable and accrued liabilities. We currently estimate that our baseline public-company and corporate overhead is approximately $125,000 per quarter. This estimate includes the costs of maintaining our corporate existence, complying with our reporting obligations under the Securities Exchange Act of 1934 and supporting our existing administrative infrastructure. Based on our current cash balance, we expect to have sufficient liquidity to fund these baseline requirements and satisfy our existing obligations for at least the next twelve months.

The approximately $125,000 quarterly estimate does not include the full amount of capital that may be required to develop and operate our merchant-banking and investment business. Implementation of this strategy may require additional funds for the recruitment and compensation of investment and advisory personnel, legal and regulatory compliance, technology and other operating infrastructure, transaction sourcing and due diligence, the possible acquisition of or affiliation with a registered broker-dealer, additional investments in Rift Cyber LLC and investments in other portfolio companies or transactions. The amount and timing of these expenditures will depend on the opportunities we pursue, the structure of individual transactions, applicable regulatory requirements and the pace at which we build the business.

Our existing cash may be sufficient to fund our baseline public-company and corporate overhead for at least the next twelve months, but it may not be sufficient to implement our merchant-banking and investment strategy at the scale or within the timeframe we contemplate. We expect to fund strategic activities through a combination of existing cash, revenue from advisory engagements and, as necessary, additional debt or equity financing or other strategic capital. We have not finalized the amount or timing of the capital required to implement the strategy. Additional financing may not be available when needed or may be available only on terms that are dilutive or otherwise unfavorable to our stockholders. Our ability to pursue particular investments or transactions may therefore depend on our ability to obtain additional capital.

There are no assurances that we will be able to obtain further funds required for our continued operations and reporting obligations, raise the money or recruit the proper talent to build out the market for our intended financial services, develop a sales and marketing strategy to position our Company for the coming year, or negotiate on terms acceptable to us any future development of Rift technology. In addition, even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the additional financing needed will have an adverse effect on our ability to remain in business.

Plan of Operation and Funding

As of June 30, 2026, we had cash of $2,105,343, no outstanding indebtedness, and total liabilities of $272,782 consisting solely of ordinary-course accounts payable and accrued liabilities. Under a limited operations scenario in which we maintain our corporate existence and satisfy our reporting obligations under the Securities Exchange Act of 1934, we estimate that we require approximately $125,000 per quarter. We believe our existing cash is sufficient to fund those requirements for at least the next twelve months following the date of this Annual Report on Form 10-K. We have no debt maturities, no financial covenants and no capital commitments during that period.

Executing the business strategy described above at the scale we contemplate — including beginning research and development for our private equity and merchant banking activities, exploring the acquisition of a FINRA-registered financial services firm, recruiting and retaining personnel, and evaluating a possible working capital infusion into Rift — will require capital in excess of our existing resources. Those initiatives are discretionary and within management’s control to defer, and we are not obligated to pursue any of them. We expect that any additional working capital requirements would be funded through offerings of equity or convertible debt securities or through the exercise of outstanding warrants. We have no lines of credit or other bank financing arrangements, and we have no commitment from any party to provide additional financing.

Historically, and through the third quarter of fiscal year 2026, our operations were funded principally by advances from Mr. Hall under a related party promissory note. That indebtedness was purchased, exchanged and converted into common stock during the fourth quarter of fiscal 2026 as described in Note 7, Debt, to the financial statements, and no related party advance arrangement remains in place. We have no guarantee that related party funding would be available in the future, and we do not expect to rely on it.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders, and that dilution could be substantial. On June 17, 2026, our controlling stockholder approved an increase in our authorized capital stock to 10,050,000,000 shares, consisting of 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, and we may issue a significant number of additional shares without further stockholder approval. Securities issued in the future financings might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue our operations.

Recent Developments

Subsequent to June 30, 2026, we entered into an advisory engagement. No revenue from the engagement was recognized in fiscal year 2026. The amount of consideration, the applicable performance obligations, the effect of any closing conditions and the timing of the revenue recognition remain subject to confirmation under the executed agreement. We expect to recognize approximately $600,000 of advisory fee revenue in cash and equity, subject to a non-binding letter of intent. See Note 14, Subsequent events, to the financial statements.

On September 1, 2026, we issued at-will offer letters to four individuals. Salaries begin to accrue on that date at a stated aggregate annual rate of $900,000, while cash payment is deferred until completion of the Company’s current fundraising. Because the offer letters were entered into after June 30, 2026, no compensation expense or related liability was recognized in the fiscal year 2026 financial statements.

Material Commitments

Our contingent obligation under the HIE Membership Agreement was extinguished on April 1, 2026 in connection with the Eagle settlement. As of June 30, 2026 and the issuance date of these financial statements, we had no material contractual commitments, debt obligations, or loss contingencies. We were not a party to any material pending legal proceeding and are not aware of any material threatened litigation.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity Outlook

In prior periods, including as of and for the year ended June 30, 2025, we disclosed that recurring losses, an accumulated deficit, a total stockholders’ deficit and outstanding indebtedness raised substantial doubt about our ability to continue as a going concern. During the fourth quarter of fiscal year 2026, we settled the Eagle Debt, exchanged and converted the indebtedness formerly owed to Mr. Hall, and sold the HH Warrant for cash proceeds of $2,218,786. As a result, we had no outstanding indebtedness as of June 30, 2026, total liabilities of $272,782 consisting solely of ordinary-course accounts payable and accrued liabilities, cash of $2,105,343, and total stockholders’ equity of $1,991,388.

Management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. In connection with that evaluation, management prepared a cash flow projection extending beyond one year after that date, reflecting our known and committed cash requirements. Under that projection, and under a downside scenario in which costs are increased by 30% with no cost reductions assumed, our existing cash is projected to be sufficient to fund our obligations as they become due throughout the evaluation period. We have no debt maturities, no financial covenants and no capital commitments during that period, and our planned strategic initiatives are discretionary and within management’s control to defer.

Accordingly, management has concluded that the conditions that previously raised substantial doubt have been resolved and that no substantial doubt exists as of the date of this Annual Report on Form 10-K. We nevertheless expect to require additional capital to execute our business strategy at the scale we contemplate, as described above under "Liquidity and Capital Resources." See Note 4, Liquidity, to the financial statements.

Critical Accounting Policies and Estimates

Our accounting and reporting policies comply with US GAAP. The preparation of financial statements in compliance with US GAAP requires us to make estimates and assumptions that could materially affect amounts reported in our financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g., third-party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under US GAAP.

Each of the estimates described below depends on the value of our common stock, which is quoted on the OTCID marketplace in a thin market. The fair value hierarchy classification of each measurement, when applicable, is described in the referenced note. We are generally unable to validate these estimates against third-party or independent sources. For a full description of our significant accounting policies, see Note 2, Summary of significant accounting policies, to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Fair Value of Equity Instruments Issued

During the year we issued common stock to settle obligations and to compensate a service provider, and we sold a warrant to purchase 221,878,595 shares to our controlling stockholder. Measuring these transactions requires us to estimate the fair value of the instruments issued and to identify the measurement date, which in several instances is the date the obligation to issue the shares arose rather than the date the shares were delivered. Our share price ranged from $0.045 to over $1.00 during the fourth quarter, so the choice of measurement date can change a measurement by an order of magnitude.

Where shares are issued to a related party, the difference between the fair value of the shares and the carrying amount of the obligation settled is recorded in additional paid-in capital rather than in our statement of operations, so these estimates generally affect the composition of our disclosure rather than our reported net loss. The most significant instance was the issuance of 228,858 shares to Mr. Hall on May 7, 2026 to settle a $27,463 payable. Because Mr. Hall is a related party acting in his capacity as a shareholder, the shares were recorded at the $27,463 carrying amount of the liability settled and the difference between that amount and the fair value of the shares was recorded in additional paid-in capital as a capital transaction rather than in our statement of operations. See Note 5, Loan payable due to Eagle, JV partner, Note 6, Equity method investment, and Note 9, Stockholders’ equity, to our financial statements.

Fair Value of the Convertible Note

The Convertible Note valuation was subject to significant estimation uncertainty because the instrument was not publicly traded and the valuation model incorporated contractual debt cash flows, holder conversion rights, a full-ratchet conversion-price adjustment, the Organic Change provision, issuer credit risk and restrictions applicable to the conversion shares. Significant unobservable inputs resulted in Level 3 classification. The final working valuation produced an initial carrying amount of approximately $1,379,432. The difference between the note’s principal amount of $2,767,756 and its initial carrying amount was recorded as a debt discount of $1,388,324. The debt discount was accreted using the effective-interest method, resulting in an effective interest rate of approximately 41.6%. From issuance through its conversion on June 1, 2026, we recognized $82,534 of debt discount accretion.

Valuation of Our Equity Method Investment

Rift Cyber LLC is a private entity that holds the intellectual property rights to Rythe Tech and has generated no revenue since its formation, and there is no observable market for interests in it. Determining the carrying amount of our investment requires us to estimate our share of Rift’s results, to assess whether any decline in value is other than temporary, and, on the partial disposition of our interest during the year, to determine the portion of our basis attributable to the interest sold. We rely on information obtained from an investee we do not control. The carrying amount was $39,800 as of June 30, 2026, and we recorded a $3,022 gain on the partial sale. See Note 2, Summary of significant accounting policies, and Note 6, Equity method investment, to the financial statements.

Off-Balance-Sheet Arrangements

As of June 30, 2026, we had no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

PART 1 – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hawkeye Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hawkeye Digital, Inc. (the “Company”) as of June 30, 2026, and the related statements of operations, change in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2026 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter - Valuation of Equity Linked-Instruments Issued in Non-Cash and Financing Transactions

During the year ended June 30, 2026, the Company issued common stock, preferred stock and warrants in connection with the settlement of obligations, compensation arrangements, and financing transactions as well as extinguished certain related party convertible notes. The Company recognized these transactions based on the fair value of the equity instruments issued.

We identified the valuation of equity instruments issued in these transactions as a critical audit matter. The principal considerations for our determination were that estimating the fair value of the common stock, preferred stock and warrants required management to apply significant judgment and utilize valuation methodologies that incorporated significant assumptions. These assumptions included the Company’s stock price, expected volatility, expected term, risk-free interest rate, and other non-observable market-based inputs. Changes in these assumptions could have a significant effect on the fair value measurements and the related amounts recognized in the financial statements. Auditing these estimates required a high degree of auditor judgment and specialized knowledge and skill in valuation.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the valuation of equity instruments issued included, among others:

•	Obtaining and inspecting underlying agreements and other supporting documentation to understand the terms of the transactions.
•	Evaluating management’s accounting analysis and the appropriateness of the valuation methodologies utilized.
•	Testing the completeness and accuracy of the data used in the valuation models.
•	Evaluating the reasonableness of significant assumptions used in the fair value measurements, including the Company’s stock price, expected volatility, expected term, risk-free interest rate, and the other assumptions used in the calculations.
•	Testing the mathematical accuracy of the fair value calculations.
•	Evaluating the adequacy of the related financial statement disclosures.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2026.

Glastonbury, Connecticut

September 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkeye Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hawkeye Systems, Inc., (“the Company”) as of June 30, 2025, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, during the year ended June 30, 2025, the Company had a net loss and as of June 30, 2025 had an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor from 2023 to 2026.

Spokane, Washington

October 14, 2025

HAWKEYE DIGITAL, INC.

BALANCE SHEETS

	June 30,	June 30,
	2026	2025
ASSETS
Current assets:
Cash	$2,105,343	$502
Prepaid expenses (Note 3)	119,027	2,600
Total current assets	2,224,370	3,102

Equity Investment – Rift Cyber LLC (Note 6)	39,800	54,815

Total assets	$2,264,170	$57,917

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities - related party	$–	$110,000
Accounts payable and accrued liabilities	272,782	51,575
Accrued interest - related party	–	311,550
Promissory note payable - related party	–	2,219,895
Total current liabilities	272,782	2,693,020

Long-term liabilities:
Loan payable due to Eagle - JV partner	–	442,251

Total liabilities	272,782	3,135,271

Commitments and contingencies (Note 11)	–	–

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 400,000,000 shares authorized; 266,052,926 and 8,706,772 shares issued and outstanding, respectively	26,605	870
Additional paid-in capital	15,604,207	10,082,307
Stock to be issued	144,000	50,000
Accumulated deficit	(13,783,424)	(13,210,531)
Total stockholders’ equity (deficit)	1,991,388	(3,077,354)
Total liabilities and stockholders’ equity (deficit)	$2,264,170	$57,917

The accompanying notes are an integral part of these financial statements.

HAWKEYE DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2026	2025

Operating expenses:
General and administrative	$85,014	$77,796
Sales and marketing	3,500	–
Management compensation	–	3,500
Professional fees (including share-based payments of $144,000 and $nil, respectively)	540,330	189,373
Research and development	38,815	–
Total operating expenses	667,659	270,669

Loss from operations	(667,659)	(270,669)

Other income (expense), net:
Interest income	5,067	–
Interest expense - related party	(206,540)	(252,658)
Accretion of discount on convertible note	(82,534)	–
Gain on partial sale of investment	3,022	–
Gain on settlement of Eagle Debt	375,751	–
Total other income (expense), net	94,766	(252,658)

Loss before provision for income taxes	(572,893)	(523,327)

Provision for income tax	–	–

Net loss	$(572,893)	$(523,327)

Basic and diluted net loss per common share	$(0.02)	$(0.06)
Weighted average common shares outstanding - basic and diluted	24,992,743	8,705,044

The accompanying notes are an integral part of these financial statements.

HAWKEYE DIGITAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common Stock to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance, June 30, 2024	–	$–	8,661,772	$866	$10,082,311	$–	$(12,687,204)	$(2,604,027)
Cashless exercise of stock options	–	–	45,000	4	(4)	–	–	–
Common stock issued for investment	–	–	–	–	–	50,000	–	50,000
Net loss	–	–	–	–	–	–	(523,327)	(523,327)
Balance, June 30, 2025	–	$–	8,706,772	$870	$10,082,307	$50,000	$(13,210,531)	$(3,077,354)
Common stock issued for Rift Cyber LLC intellectual property assignment	–	–	500,000	50	49,950	(50,000)	–	–
Common stock issued in settlement of related party payables	–	–	1,100,000	110	109,890	–	–	110,000
Common stock issued in settlement of Eagle Equities obligation	–	–	500,000	50	22,450	–	–	22,500
Issuance of Series A Preferred Stock	2,000	–	–	–	200,000	–	–	200,000
Related-party forgiveness of accrued interest credited to additional paid-in capital	–	–	–	–	68,595	–	–	68,595
Extinguishment of related-party note payable credited to additional paid-in capital	–	–	–	–	1,388,324	–	–	1,388,324
Common stock issued to settle related-party payable, 228,858 shares, with the par-value and additional paid-in capital allocation stated	–	–	228,858	23	27,440	–	–	27,463
Conversion of Convertible Promissory Note, 23,064,634 shares, with $2,306 recorded in common stock and $1,459,660 in additional paid-in capital	–	–	23,064,634	2,306	1,459,660	–	–	1,461,966
Sale of HH Warrant, $2,218,786 credited to additional paid-in capital	–	–	–	–	2,218,786	–	–	2,218,786
Conversion of 2,000 Series A Preferred shares into 13,000,000 common shares	(2,000)	–	13,000,000	1,300	(1,300)	–	–	–
Cashless exercise of HH Warrant, 218,952,662 shares issued and 2,925,933 warrant shares surrendered as the cashless exercise adjustment	–	–	218,952,662	21,896	(21,895)	–	–	1
Stock-based compensation – common stock to be issued	–	–	–	–	–	144,000	–	144,000
Net loss	–	–	–	–	–	–	(572,893)	(572,893)
Balance, June 30, 2026	–	$–	266,052,926	$26,605	$15,604,207	$144,000	$(13,783,424)	$1,991,388

The accompanying notes are an integral part of these financial statements.

Par value is recorded for each share issuance and rounded to the nearest dollar. The $1 recorded in total stockholders’ equity on the cashless exercise of the common stock purchase warrant results from that rounding and does not represent additional consideration received by the Company.

HAWKEYE DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(572,893)	$(523,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	144,000	50,000
Expenses and payables paid directly – related party	78,368	–
Adjustment to carrying amount of equity method investment	4,815	–
Gain on extinguishment of Eagle Debt	(375,751)	–
Accretion of discount on convertible note payable – related party	82,534	–
Gain on partial sale of investment	(3,022)	–
Change in operating assets and liabilities:
Prepaid expense	(116,427)	(100)
Accounts payable and accrued liabilities	221,206	51,575
Accounts payable and accrued liabilities - related party	–	(762)
Accrued interest - related party	206,540	252,659
Net cash used in operating activities	(330,630)	(169,955)

Cash flows from investing activities:
Proceeds from the partial sale of equity method investment in Rift Cyber LLC	13,222	–
Additional investment in Rift Cyber LLC	–	(54,815)
Net cash provided (used) by investing activities	13,222	(54,815)

Cash flows from financing activities:
Proceeds from related-party note and advances	47,463	225,272
Payment on settlement of Eagle obligation	(44,000)	–
Proceeds from the issuance of Series A Convertible Preferred Stock	200,000	–
Proceeds from the sale of common stock purchase warrant	2,218,786	–
Net cash provided by financing activities	2,422,249	225,272

Net change in cash	2,104,841	502
Cash beginning of period	502	–
Cash end of period	$2,105,343	$502

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash operating activities:
Interest accrued and unpaid on related party promissory note	$206,540	$252,658
Company expenses and payables paid directly by a related party	$78,368	$–
Common stock issued for compensation	$–	$50,000

Non-cash financing activities:
Related party forgiveness of accrued interest credited to additional paid-in capital	$68,595	$–
Extinguishment of related party note payable credit to additional paid-in capital	$1,388,324	$–
Conversion of convertible note payable into common stock	$1,461,966	$–
Mandatory conversion of Series A Preferred to common stock	$200,000	$–
Common stock issued for settlement of accounts payable - related party	$110,000	$–
Common stock issued for settlement of related party payable	$27,463	$–
Common stock issued for settlement of the Eagle obligation	$22,500	$–
Common stock to be issued for services	$144,000	$–

The accompanying notes are an integral part of these financial statements.

HAWKEYE DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2026 and 2025

Note 1 – Description of business

Organization

Hawkeye Digital, Inc. (the “Company”) is a Nevada corporation incorporated on May 15, 2018. The Company was formerly known as Hawkeye Systems, Inc. On June 17, 2026, holders of a majority of the voting power of the Company’s outstanding common stock approved an amendment and restatement of the Company’s Articles of Incorporation that, among other things, changed the corporate name to Hawkeye Digital, Inc., increased authorized capital stock and classified the Board of Directors. The Amended and Restated Articles of Incorporation were filed with the Secretary of State of Nevada and became effective on August 20, 2026. Accordingly, as of June 30, 2026 the Company’s legal name remained Hawkeye Systems, Inc. and authorized capital stock remained 400,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. These financial statements are presented under the name Hawkeye Digital, Inc., which is the Company’s name as of the issuance date of the financial statements.

Nature of operations

From inception until July 2021 the Company sold personal protective equipment. Those operations ceased in July 2021. The Company generated no revenue during the years ended June 30, 2026 and 2025.

Effective April 1, 2026, the Company underwent a change in control as a result of a series of related transactions with Hawkeye Holdco LLC, a Wyoming limited liability company (“HH”), and Steve Hall. Following the change in control, the Company’s strategy is to operate as a private equity and corporate advisory firm conducting merchant banking services in digital assets and other frontier verticals in financial services and technology. The Company has not completed an acquisition of a registered broker-dealer, registered investment adviser or other operating business as of June 30, 2026. Subsequent advisory activity is described in Note 14, Subsequent events. The Company holds no crypto-assets on its own balance sheet.

The Company is not currently registered as a broker-dealer and intends to conduct activities requiring broker-dealer registration only through appropriately registered entities.

The Company holds a 19.9% membership interest in Rift Cyber LLC (“Rift”), a Nevada limited liability company developing technology at the intersection of physical security and cybersecurity. Rift has not generated revenue since formation. See Note 6, Equity method investment.

Change in control

On April 1, 2026, the Company, HH and Mr. Hall entered into a Note Purchase Agreement pursuant to which HH purchased from Mr. Hall a promissory note previously issued by the Company to Mr. Hall (the “Existing Hall Note”). The Existing Hall Note was amended and restated and the Company issued to HH a non-interest-bearing Convertible Promissory Note in an initial principal amount of $2,767,756 (the “Convertible Note”). On the same date the Company issued 2,000 shares of Series A Convertible Preferred Stock to Mr. Hall for cash proceeds of $200,000 and entered into an Investor Rights Agreement granting HH registration rights and the right to designate four of five members of the Board of Directors.

On June 1, 2026, HH converted the Convertible Note in full into 23,064,634 shares of common stock. On June 3, 2026, the Company sold HH a Common Stock Purchase Warrant covering 221,878,595 shares (the “HH Warrant”) for cash proceeds of $2,218,786; the sale of the HH Warrant triggered mandatory conversion of the Series A Preferred Stock into 13,000,000 shares of common stock. On June 11, 2026, HH exercised the HH Warrant in full on a cashless basis and received 218,952,662 shares of common stock. After those issuances HH beneficially owned approximately 91% of the Company’s outstanding common stock. Martin Sumichrast, Chairman of the Board, is the manager of MCIMAC, LLC, which is the manager of HH. David Wachsman, President, and Q. Byron Hamlett, Chief Financial Officer, are members of HH. See Notes 7, Debt, 8, Related party transactions and 9, Stockholders’ equity.

Principal office

The Company’s principal executive offices are located at 350 Lincoln Road, 2nd Floor, Miami Beach, Florida 33139, under a month-to-month mail-and-meeting arrangement. See Note 11, Commitments and contingencies.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company is a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

The financial statements include the accounts of the Company. The Company has no consolidated subsidiaries. The 19.9% membership interest in Rift is accounted for under the equity method and is not consolidated. See Note 6, Equity method investment.

Reclassifications. Certain prior-period amounts have been reclassified to conform to the current-period presentation. The impact of these reclassifications is immaterial to the financial statements taken as a whole and had no impact on previously reported total assets, total liabilities or net loss.

Basis of accounting following the change in control

HH obtained a controlling financial interest on June 1, 2026 upon conversion of the Convertible Note into 23,064,634 shares, representing 68% of the then-outstanding common stock, and held approximately 91% of the Company’s outstanding common stock as of June 30, 2026. The change in control was effected through purchases of the Company’s equity-linked instruments and conversion of those instruments into common stock. The Company did not elect to apply pushdown accounting under ASC 805-50-25-4 through 25-8. Accordingly, the Company’s assets and liabilities continue to be carried at their historical carrying amounts, no new basis of accounting and no goodwill were recognized, and accumulated deficit was not reset. The year ended June 30, 2026 is presented as a single continuous reporting period. The change in control is an ownership change under Internal Revenue Code Section 382; see Note 12, Income taxes.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The estimates that are most significant to these financial statements are the April 1, 2026 fair value of the Convertible Note, the measurement-date fair value of thinly traded common stock issued to settle obligations and to compensate service providers, the carrying amount of the equity-method investment in Rift (including the assessment of other-than-temporary impairment), the valuation allowance on deferred tax assets (including the effect of the Section 382 ownership change), and the grant-date fair value of equity-classified instruments issued for services.

Cash and cash equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash was $2,105,343 and $502 as of June 30, 2026 and 2025, respectively. The Company maintains cash at one or more financial institutions that may, at times, exceed federally insured limits. The Company has not experienced losses on these deposits. The Company has no restricted cash, compensating balances or cash held at related-party institutions.

Prepaid expenses

Prepaid expenses are recognized when payment is made in advance of the related goods or services being received and are amortized to expense as the goods or services are consumed. Prepaid expenses were $119,027 and $2,600 as of June 30, 2026 and 2025, respectively.

Variable interest entities

The Company determines whether it holds a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity ("VIE") and, if it is, whether the Company is the primary beneficiary of that VIE. This evaluation is performed for each entity in which the Company holds a variable interest, before applying the guidance in ASC 323, Investments — Equity Method and Joint Ventures, or ASC 321, Investments — Equity Securities.

A VIE is a legal entity in which either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of a controlling financial interest, including the power through voting or similar rights to direct the activities that most significantly affect the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. In assessing the sufficiency of the equity investment at risk, the Company considers, among other factors, the entity’s ability to fund its planned activities from existing capital, whether any equity investment was funded directly or indirectly by the Company or by other parties involved with the entity, and whether any party has committed to provide additional financial support.

The Company consolidates a VIE only when it is the primary beneficiary. The Company is the primary beneficiary when it has both (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Where power over the significant activities is shared such that no single party can direct those activities unilaterally, no party is the primary beneficiary and the entity is not consolidated. In performing this assessment the Company also considers whether other holders of variable interests are related parties or de facto agents of the Company under ASC 810-10-25-43, and, where a related-party group collectively meets the primary-beneficiary criteria, which member of that group is most closely associated with the VIE.

The Company reassesses whether an entity is a VIE upon the occurrence of the reconsideration events described in ASC 810-10-35-4, including changes to the entity’s governing documents or contractual arrangements that affect the characteristics or adequacy of the equity investment at risk. The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis.

The Company holds a variable interest in one entity, Rift Cyber LLC, which the Company has determined is a VIE and of which the Company is not the primary beneficiary. Accordingly, the Company does not consolidate that entity. See Note 6, Equity method investment.

Fair value measurements

The Company applies ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price, measured in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction assumes exposure to the market for a period before the measurement date sufficient to allow for marketing activities that are usual and customary for the asset or liability, and is not a forced or distressed transaction. The measurement of a liability assumes that the liability is transferred to a market participant at the measurement date and that nonperformance risk, including the Company’s own credit risk, is the same before and after the transfer.

ASC 820 establishes a hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 - quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - unobservable inputs that are significant to the measurement. Unobservable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed using the best information available in the circumstances, which may include the Company’s own data.

An asset or liability is categorized in its entirety based on the lowest level input that is significant to the measurement. A quoted price for an identical instrument is a Level 1 input only where the market for that instrument is active. Where such a price is obtained from a market that is not active and is used without significant adjustment, the measurement is categorized within Level 2. Where an adjustment developed from unobservable inputs is significant to the measurement as a whole, the measurement is categorized within Level 3. The Company recognizes transfers between levels as of the beginning of the reporting period in which the transfer occurs.

The Company evaluates the volume and level of activity in the market for an instrument at each measurement date. Indicators considered include the frequency and volume of trading, the presence of days on which no trading occurs, the dispersion of quoted prices over short intervals, the size of the bid-ask spread, and whether transaction volumes are commensurate with the quantity being measured. Where the Company concludes that there has been a significant decrease in the volume and level of activity, or that observed transactions are not orderly, it adjusts observed prices or applies an alternative valuation technique. Consistent with ASC 820-10-35-36B, the Company does not apply a blockage factor reflecting the size of a holding or issuance relative to normal trading volume.

The Company uses valuation techniques appropriate in the circumstances and for which sufficient data are available, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. Techniques applied include the market approach and the income approach. Valuation techniques are applied consistently from period to period. A change in a valuation technique or its application is accounted for as a change in accounting estimate under ASC 250; the disclosures required by ASC 250 for a change in accounting estimate are not required for such a change.

Where shares of the Company’s common stock are issued as consideration, the fair value of those shares is measured on the date the transaction is recognized: the settlement date for an obligation settled in shares, the extinguishment date for shares issued in an extinguishment of debt, and the grant date for share-based payment awards to nonemployees under ASC 718. Because the Company’s common stock is restricted under the Securities Act of 1933 at issuance, the Company considers whether a market participant would apply a discount for lack of marketability. Such a restriction arises by operation of law and is a characteristic of the security. It is distinguished from a contractual sale restriction, which under ASC 820-10-35-6B is not part of the unit of account of an equity security and is therefore not considered in measuring fair value.

The Company has not elected the fair value option under ASC 825-10-25 for any eligible financial asset or financial liability.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Convertible Promissory Note issued on April 1, 2026 was measured at fair value on a nonrecurring basis upon issuance. The measurement was categorized within Level 3 because significant unobservable inputs were used. See Note 7, Debt, for the contractual terms, initial carrying amount, debt discount, accretion and conversion of the note, and Note 10, Fair value measurements, for the valuation technique and significant inputs used in the measurement.

Debt discount and conversion features

The Company evaluates conversion and other embedded features in debt instruments to determine whether separate accounting is required. The conversion feature of the Convertible Promissory Note was not separately accounted for as a derivative, and the note was accounted for as a single debt instrument. The note was initially recognized at its estimated fair value. The difference between the principal amount and initial carrying amount was recorded as a debt discount and accreted to interest expense using the effective-interest method through the conversion date.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in deposit accounts at financial institutions which, at times, may exceed federally insured limits. As of June 30, 2026, $1,605,343 of the Company’s cash balance exceeded federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to significant credit risk.

Financial instruments and fair value of financial instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value because of their short maturities. The Company held no derivative financial instruments and no financial instruments measured at fair value on a recurring basis as of June 30, 2026 or 2025.

The Convertible Note described in Note 7, Debt, was measured at fair value on issuance on April 1, 2026 and was converted in full on June 1, 2026; accordingly, no balance was outstanding as of June 30, 2026.

Derivative instruments and contracts in an entity’s own equity

Freestanding contracts indexed to, and potentially settled in, the Company’s own stock are evaluated under ASC 815-40 to determine whether equity classification is appropriate. The HH Warrant was classified as equity, and the cash proceeds of $2,218,786 were recorded in additional paid-in capital. The subsequent cashless exercise was an equity-for-equity exchange and did not result in gain or loss. See Note 9, Stockholders’ equity.

Embedded conversion features are evaluated for bifurcation under ASC 815-15. The Convertible Note’s conversion feature was not bifurcated; the instrument was recorded at fair value on issuance with the resulting discount accreted as interest expense under the effective-interest method through the conversion date.

Stock-based compensation

Equity-classified awards issued to employees and nonemployees in exchange for goods or services are accounted for under ASC 718. The grant-date fair value of a fully vested award is recognized as expense on the grant date. Awards issued to settle a liability are measured at the carrying amount of the liability or the fair value of the equity issued, as applicable, on the settlement date. Forfeitures are accounted for as they occur. See Note 9, Stockholders’ equity.

Obligations settled in the Company’s own equity. Obligations owed to related parties that are settled through the issuance of the Company’s equity are derecognized at their carrying amount where the counterparty is acting in its capacity as a shareholder. Any difference between the carrying amount of the obligation derecognized and the fair value of the equity issued is recorded in additional paid-in capital as a capital transaction rather than in earnings, consistent with ASC 470-50-40-2 and SEC Staff Accounting Bulletin Topic 5.T. Equity-classified instruments issued in these transactions are not subsequently remeasured. Shares issued to settle a pre-existing liability are excluded from the share-based payment disclosures in Note 9, Stockholders’ equity, unless the shares were issued as compensation for goods or services.

Revenue recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generated no revenue during the years ended June 30, 2026 and 2025. Advisory engagements entered into after June 30, 2026 are described in Note 14, Subsequent events, and are not reflected in these financial statements.

Research and development

Research and development costs are expensed as incurred under ASC 730-10-25-1. Costs paid directly by the Company to third-party vendors in connection with development of technology owned by Rift are the Company’s own costs and are not capitalized into the equity-method investment. Research and development expense was $38,815 and $0 for the years ended June 30, 2026 and 2025, respectively, and includes $38,815 of vendor development costs associated with Rift ($34,000 incurred in fiscal 2026 and a $4,815 immaterial correction of fiscal 2025 costs previously capitalized into the investment), see Note 6, Equity method investment.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including shares that are issuable for no additional consideration when all conditions to issuance have been satisfied. Diluted net loss per share gives effect to all potentially dilutive common shares unless the effect would be anti-dilutive. Because the Company incurred a net loss in both periods presented, all potentially dilutive securities are excluded from diluted net loss per share. See Note 13, Earnings (loss) per share.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for temporary differences and for operating loss and tax credit carryforwards and are measured using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized. The Company recognizes the financial statement effects of an uncertain tax position only when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. See Note 12, Income taxes.

Segments

The Company is managed on a consolidated basis as one operating segment and one reportable segment. The Company’s President serves as the chief operating decision maker (the “CODM”). The CODM reviews consolidated financial information for the Company as a whole. The Company’s planned private equity investment activities and its merchant banking and corporate advisory activities were development-stage activities during the periods presented and were not managed as separate components for which discrete financial information was regularly reviewed by the CODM. No operating segments have been aggregated. The Company had no revenue to disaggregate under ASC 280 or ASC 606 in either period presented.

The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss, which is the measure of profit or loss reported in the statements of operations. The CODM uses that measure, together with consolidated total assets, to monitor operating spending against available liquidity and to determine the timing and amount of resources allocated to corporate costs, prospective advisory engagements and investment opportunities.

Significant segment expenses regularly provided to the CODM, and the reconciliation of the reported segment measure to consolidated net loss, are as follows:

	Year ended June 30, 2026	Year ended June 30, 2025
Revenue	–	–
Less significant segment expenses:
General and administrative	85,014	77,796
Sales and marketing	3,500	–
Management compensation	–	3,500
Professional fees	540,330	189,373
Research and development	38,815	–
Total significant segment expenses	667,659	270,669
Other segment items	94,766	(252,658)
Segment net loss (equals consolidated net loss)	(572,893)	(523,327)

Other segment items consist of interest income, related-party interest expense, accretion of the discount on the Convertible Note, the gain on the partial sale of the equity-method investment and the gain on settlement of debt. There are no differences between the measure of segment loss reviewed by the CODM and consolidated net loss before income taxes, and there were no reconciling items in either period presented. The CODM reviews consolidated total assets as the measure of segment assets; segment assets equal consolidated total assets of $2,264,170 and $57,917 as of June 30, 2026 and 2025, respectively, with no reconciling items.

Concentration of risk

The Company has no customers and has not commenced its planned principal operations. Liquidity during the year ended June 30, 2026 was provided principally by HH and Mr. Hall. Following the fourth-quarter transactions described in Notes 5, Loan payable due to Eagle, JV partner, 7, Debt, and 9, Stockholders’ equity, the Company has no outstanding indebtedness. HH beneficially owns approximately 91% of the outstanding common stock and can determine the outcome of all matters submitted to stockholders. Execution of the Company’s strategy depends on recruiting and retaining specialized personnel, developing advisory counterparties, obtaining any registrations required to conduct broker-dealer or investment advisory activities, and raising additional capital. The Company’s planned advisory and investment activities are concentrated in digital assets and other frontier verticals in financial services and technology. The loss or unavailability of those resources, or a material decline in activity in the targeted markets, could delay or prevent the commencement of principal operations. Management evaluates these concentrations at each reporting date.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker, an amount for other segment items, and the measure of segment profit or loss used by the chief operating decision maker, including for entities with a single reportable segment. The Company adopted ASU 2023-07 for the year ended June 30, 2025. Adoption did not have a material effect on the Company’s financial position or results of operations, and the expanded disclosures required by the standard are included under “Segments” above.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of the effective tax rate reconciliation into specified categories presented in both percentages and dollar amounts, and disaggregation of income taxes paid by federal, state and foreign jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and was therefore adopted by the Company effective July 1, 2025 on a prospective basis. Because the Company records a full valuation allowance against its deferred tax assets and paid no income taxes in either period, the adoption did not have a material effect on the Company’s financial position or results of operations. The expanded disclosures required by the standard are included in Note 12, Income taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01").  The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

Note 3 – Prepaid expenses

Prepaid expenses consisted of the following:

	June 30, 2026	June 30, 2025
Directors’ and officers’ liability insurance	$116,357	$–
Prepaid transfer agent, filing agent, and listing fees	2,670	2,600
Total prepaid expenses	$119,027	$2,600

Note 4 – Liquidity

Management evaluates, in accordance with ASC 205-40, whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The evaluation period extends through twelve months after the date the financial statements included in this Annual Report on Form 10-K are issued.

Conditions that previously existed

In prior periods, including as of and for the year ended June 30, 2025, the Company disclosed that recurring losses from operations, an accumulated deficit, a total stockholders’ deficit and outstanding indebtedness to a related party and to its joint venture partner raised substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2025, the Company had cash of $502, total assets of $57,917 and total liabilities of $3,135,271, including a promissory note payable to a related party of $2,219,895 that had matured, accrued interest thereon of $311,550, and a loan payable to its joint venture partner of $442,251. The Company had a total stockholders’ deficit of $3,077,354 as of that date.

Alleviating transactions

During the fourth quarter of the year ended June 30, 2026, the Company completed a series of transactions that eliminated all of its outstanding indebtedness and substantially increased its cash position:

•	On April 1, 2026, the Company and Eagle entered into a Settlement and Release Agreement pursuant to which the Company paid $44,000 in cash, issued 500,000 shares of common stock with a fair value of $22,500, and derecognized the $442,251 Eagle Debt. See Note 5, Loan payable due to Eagle, JV partner.

•	On April 1, 2026, the Existing Hall Note, which had matured on December 31, 2025 and under which the Company was in technical default, was purchased by HH and was amended and restated into a non-interest-bearing Convertible Promissory Note in the principal amount of $2,767,756. On June 1, 2026, HH converted the entire outstanding principal amount of the Convertible Note into 23,064,634 shares of common stock, extinguishing that obligation in full. See Note 7, Debt.

•	On April 1, 2026, the Company issued 2,000 shares of Series A Convertible Preferred Stock for cash proceeds of $200,000, all of which converted into common stock on June 3, 2026. See Note 9, Stockholders’ equity.

•	On June 3, 2026, the Company sold the HH Warrant to HH for aggregate cash proceeds of $2,218,786. See Note 9, Stockholders’ equity.

As a result of these transactions, the Company had no outstanding indebtedness as of June 30, 2026. Total liabilities as of June 30, 2026 were $272,782, consisting solely of accounts payable and accrued liabilities incurred in the ordinary course of business, none of which was past due as of that date or as of the date these financial statements were issued. As of June 30, 2026, the Company had cash of $2,105,343, prepaid expenses of $119,027 and total stockholders’ equity of $1,991,388, compared with a total stockholders’ deficit of $3,077,354 as of June 30, 2025.

Position as of June 30, 2026 and management’s conclusion

Management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. In connection with that evaluation, management prepared a cash flow projection covering the period from July 1, 2026 through December 31, 2027, which extends beyond one year after the date these financial statements were issued. The projection reflects the Company’s known and committed cash requirements, including settlement of the accounts payable outstanding as of June 30, 2026, the costs of completing the Company’s reporting obligations for the year ended June 30, 2026, and the recurring costs of maintaining the Company’s corporate existence and its status as a reporting company, which management estimates at approximately $125,000 per quarter. Under that projection, and under a downside scenario in which recurring and non-recurring costs are increased by 30% and no cost reductions are assumed, the Company’s existing cash is projected to be sufficient to fund its obligations as they become due throughout the evaluation period.

In addition to the quarterly expenses described above, salaries will begin to accrue on September 1, 2026. Salaries are not payable in cash until the Company completes additional strategic fundraising. The projection reflects those salaries as accrued liabilities as they arise and reflects cash settlement only upon completion of a financing. The Company has no contractual obligation to pay the accrued amounts before that time, and the offer letters are terminable at will.

The Company has no outstanding indebtedness, no debt maturities, no financial covenants and no capital commitments requiring the expenditure of cash during the evaluation period. The Company’s planned strategic initiatives, including the potential acquisition of a registered broker-dealer and any further investment in Rift, are discretionary, are not contractual obligations of the Company, and are within management’s control to defer or forgo without affecting the Company’s ability to meet its obligations as they become due.

Based on the foregoing, management has concluded that the conditions and events that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated, and that no substantial doubt exists as of the date these financial statements are issued.

The Company did not generate revenue during the years ended June 30, 2026 or 2025 and does not expect to generate revenue until it deploys capital in its intended lines of business. The Company expects that it will require additional capital in order to execute its business strategy at the scale contemplated by management, and there can be no assurance that such capital will be available on terms acceptable to the Company, or at all. That expectation relates to the growth and execution of the Company’s business plan and not to the Company’s ability to meet its obligations as they become due during the evaluation period.

Note 5 – Loan payable due to Eagle – JV partner

On July 17, 2020, the Company entered into a membership agreement with Eagle Equities LLC (“Eagle”) and Ikon Supplies to form HIE, LLC (“HIE”) for the purpose of procuring and selling personal protective equipment. The Company issued convertible promissory notes to Eagle to secure an origination loan and any additional contribution. In the event of a loss of capital, each party was obligated to contribute 33.3% of the loss. HIE has had no operating activities since July 2021. The carrying amount of the Company’s investment in HIE was $0 as of June 30, 2025 and immediately prior to the settlement described below.

The loan payable to Eagle (the “Eagle Debt”) was $442,251 as of June 30, 2025 and was unchanged from fiscal 2021 until the settlement date.

On March 27, 2026, the Company and Eagle entered into a Settlement Agreement and Release (the “Settlement Agreement”), which became effective upon delivery of an executed copy to counsel for the Company on April 1, 2026. Under the Settlement Agreement, the Company paid Eagle $44,000 in cash and issued 500,000 shares of common stock with a fair value of $22,500, measured using the $0.045 closing price of the Company’s common stock on the measurement date, in full satisfaction of the $442,251 Eagle Debt and in exchange for a mutual general release, including release of the Company’s membership interest in HIE and of the 33.3% loss-contribution obligation. The Eagle Debt balance was $0 as of June 30, 2026.

The Company evaluated the settlement under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the settlement was a troubled debt restructuring. The Company was experiencing financial difficulty: it had defaulted on the obligation in 2021, had reported recurring losses and substantial doubt about its ability to continue as a going concern, and held $385 of cash as of March 31, 2026. Eagle accepted cash and equity with an aggregate fair value of $66,500 in satisfaction of a $442,251 obligation — approximately 15% of the amount owed — which is a concession Eagle would not otherwise have granted. The settlement was effected by a combination of a cash payment and the grant of an equity interest.

The Company recognized a gain on settlement of debt of $375,751 during the year ended June 30, 2026, computed as follows:

Amount
Carrying amount of Eagle Debt extinguished	$442,251
Cash paid	(44,000)
Fair value of 500,000 shares common stock issued	(22,500)
Gain on extinguishment of debt	$375,751

The gain is nonrecurring. Because the carrying amount of the HIE investment was $0, relinquishment of the membership interest had no additional effect on the financial statements. Eagle is not a related party of the Company under ASC 850. The settlement is therefore recognized in earnings under ASC 470-50-40. The mutual release extends to claims arising under the Membership Agreement and the operations of HIE. Accordingly, any contingent obligation of the Company to Eagle in respect of HIE was extinguished. See Note 11, Commitments and contingencies.

Note 6 – Equity method investment

On April 1, 2025 (articles of organization filed March 21, 2025), the Company, Christian Schjolberg and Peter Herzog formed Rift Cyber LLC, a Nevada member-managed limited liability company. Rift is treated as a partnership for federal income tax purposes and has a calendar fiscal year. Upon formation the Company held 25% of Rift’s membership interests. The Company is named a managing member in the Articles of Organization. Under the Operating Agreement, all members have the right to participate in management and control, voting is proportional to ownership, significant actions require a majority of the membership interests, profits and losses are allocated in proportion to ownership, no member is required to make additional contributions, and assets on winding up are distributed in proportion to positive capital account balances.

Rift holds the “Rythe Tech” / Rythe intellectual property assigned to it on April 1, 2025 by Jö & Fyse UG (an entity controlled by Christian Schjolberg) and Peter Herzog. As consideration for that assignment, the Company issued each assignor 250,000 shares of the Company’s common stock (500,000 shares in the aggregate) with a fair value of $50,000 ($0.10 per share, the quoted close on the measurement date). In substance the Company acquired the rights to the intellectual property from the assignors and contributed it to Rift. The shares were recorded as stock to be issued as of June 30, 2025 and were issued effective April 1, 2025, posted by the transfer agent on December 12, 2025.

The Company holds no direct ownership of, and no license to, the Rythe Tech intellectual property. That intellectual property is owned by Rift. ASC 985-20 does not apply to the Company.

Method of accounting

Rift maintains specific ownership accounts. Under ASC 323-30-S99-1 the equity method applies to an interest in such an LLC unless the interest is so minor that the investor has virtually no influence, a threshold the SEC staff has framed at approximately 3% to 5%. A 19.9% interest is well above that threshold. Significant influence is further supported by the member-managed structure and the Company’s designation as a managing member. The equity method therefore applied throughout fiscal 2025 and fiscal 2026 and continues after the reduction to 19.9%.

No equity in earnings or losses has been recognized in either period. Development of the technology was contracted for and paid by the Company directly; those costs were not incurred by Rift. Rift’s own activity has been limited to receiving the contributed intellectual property — a capital transaction producing neither income nor loss — and nominal formation and registered agent costs.

Fiscal 2025 immaterial overstatement

The investment was overstated by $4,815 as of June 30, 2025. That amount is 0.92% of the fiscal 2025 net loss, 8.3% of fiscal year 2025 total assets and 8.8% of the fiscal 2025 carrying amount of the investment. No SAB Topic 1.M qualitative factor is present. No restatement of the fiscal 2025 financial statements is required. The error was corrected in the current period in accordance with SEC Staff Accounting Bulletin Topic 1.M and Topic 1.N. An additional $10,000 of vendor development costs incurred in fiscal year 2026 was initially recorded and reported in the third quarter Form 10-Q but has been subsequently expensed as incurred.

June 30, 2026 partial disposal

On June 26, 2026, effective June 30, 2026, the Company sold a 5.1% membership interest in Rift (20.4% of the Company’s then-held interest) to Roy Pritchett, Jr. for cash proceeds of $13,222. After the sale, the Company holds a 19.9% membership interest and the remaining membership interests are held by Peter Herzog, Christian Schjolberg, and Roy Pritchett, Jr. The consideration was set by reference to the Company’s recorded carrying amount rather than through a negotiation over Rift’s enterprise value and is not used as evidence of the fair value of the retained interest.

The carrying amount of the investment is reconciled as follows:

	Year ended June 30, 2026	Year ended June 30, 2025
Balance, beginning of year (as previously recorded)	$54,815	$–
Initial contribution — fair value of 500,000 shares	–	50,000
Vendor development costs capitalized in error	–	4,815
Correction of fiscal 2025 overstatement (current-period expense)	(4,815)	–
Equity in earnings (losses) of Rift	–	–
Carrying amount of 5.1% interest sold	(10,200)	–
Balance, end of year	$39,800	$54,815

Cash proceeds of $13,222 less the $10,200 carrying amount derecognized produced a gain on sale of membership interest of $3,022.

During the preparation of the fiscal 2026 financial statements, the Company identified $4,815 of third-party development costs incurred during fiscal 2025 that had previously been included in the carrying amount of the Rift investment. Because the underlying technology is owned by Rift and the Company had no obligation to fund its development, the costs should have been expensed as incurred. The Company recorded the $4,815 correction in research and development expense during fiscal 2026 and reduced the carrying amount of the Rift investment by the same amount. Management evaluated the effect of the error on the previously issued fiscal 2025 financial statements and the effect of correcting the error in fiscal 2026 and fiscal 2025 and concluded that the error was not material to either period. The correction had no effect on cash flows or total liabilities.

Variable interest entity

Rift is a VIE. Aggregate equity investment at risk is $1 under Operating Agreement, which is insufficient to permit Rift to finance its activities without additional subordinated financial support (ASC 810-10-15-14(a)). The equity holders as a group possess the power to direct the significant activities and bear losses and returns proportionally, and voting rights are proportional to economic interests.

The Company is not the primary beneficiary. The activities that most significantly impact Rift’s economic performance — development funding, commercialization, significant contracts and financing — require approval of a majority of the membership interests. Messrs. Herzog and Schjolberg hold 75% collectively both before and after the disposal and can carry every majority decision without the Company. At 25% and at 19.9%, the Company has never had the unilateral ability to direct those activities. Unanimity requirements over amendments, admission of members, additional contributions and tax elections are protective rights under ASC 810-10-25-38C and do not confer power. No side agreements, voting arrangements or de facto agency relationships have been identified. Rift is therefore not consolidated.

Summarized financial information of Rift is omitted because the investment is not material to the Company’s financial statements. Rift had no revenue in either period presented. The Company’s maximum exposure to loss equals the carrying amount of $39,800 at June 30, 2026.

Disclosures required by ASC 810-10-50-4 for an unconsolidated VIE:

	June 30,	June 30,
	2026	2025
Nature of involvement	19.9% member interest	25.0% membership interest
Carrying amount of assets relating to the VIE	$39,800	$54,815
Related liabilities	–	–
Maximum exposure to loss	$39,800	$54,815

Maximum exposure to loss equals the carrying amount of the investment. The Company has no funding obligation and has given no guarantees.

Impairment

The investment was evaluated for other-than-temporary impairment under ASC 323-10-35-31 through 35-32. Rift’s asset is contributed intellectual property. Management believes that the technology is feasible and ready for market and that commercialization requires approximately $100,000 of further investment together with a deployment partner, neither of which was secured as of June 30, 2026. The Company has no obligation and has not stated an intention to fund further development. The carrying amount of $39,800 is 79.6% of the $50,000 ascribed to the intellectual property on assignment. No other-than-temporary impairment exists as of June 30, 2026. The assessment is repeated each reporting period.

The carrying amount of the investment depends on Rift obtaining the further funding and the deployment partner described above and on successful commercialization of the Rythe Tech intellectual property. Neither condition had been satisfied as of June 30, 2026. It is at least reasonably possible that the Company’s impairment estimate will change in the near term, and an adverse change could result in an impairment charge of up to the $39,800 carrying amount of the investment. The Company’s maximum exposure to loss is limited to that carrying amount.

Related-party status

Because the equity method applies, Rift is a related party under ASC 850-10-20 throughout the periods presented and continues to be a related party after June 30, 2026. Messrs. Herzog and Schjolberg are members of Rift and were the assignors of the intellectual property. The Company intends to engage Mr. Herzog to manage continued development of Rift Tech. As of September 8, 2026, no employment, consulting or other agreement has been entered into and no compensation has been agreed or paid.

Note 7 – Debt

Existing Hall Note

Prior to April 1, 2026 the Company was party to a related-party promissory note payable to Steve Hall that originated in a Debt Consolidation Agreement effective April 1, 2024 (the “Existing Hall Note”). The Existing Hall Note bore interest at 12% per annum and matured on December 31, 2025. As of June 30, 2025 the Existing Hall Note had a principal balance of $2,219,895 and accrued interest of $311,550.

During the year ended June 30, 2026, before the April 1 exchange, the Company received funding from Mr. Hall totaling $125,831. Of that amount, $98,368 was advanced under the Existing Hall Note, consisting of $20,000 of cash advances and $78,368 of Company expenses and payables paid directly by Mr. Hall. The remaining $27,463 was received in cash between January 1, 2026 and February 19, 2026, after the maturity of the Existing Hall Note, and was recorded in accounts payable and accrued liabilities – related party rather than as an advance under the note. The Company recognized related-party interest expense of $206,540 on the Existing Hall Note during the year. On the December 31, 2025 maturity date the outstanding balance of the Existing Hall Note was $2,767,756, comprising principal of $2,318,263 and accrued interest of $449,493. The note remained outstanding after maturity until it was exchanged on April 1, 2026. Accrued interest of $68,595 that arose after December 31, 2025 was forfeited by Mr. Hall and credited to additional paid-in capital.

Note purchase agreement and issuance of the convertible note

On April 1, 2026, the Company, HH, and Mr. Hall entered into a Note Purchase Agreement under which HH purchased the Existing Hall Note previously issued by the Company to Mr. Hall. The Existing Hall Note was amended and restated, and the Company issued to HH a non-interest-bearing Convertible Promissory Note with a principal amount of $2,767,756 (the “Convertible Note”). The Convertible Note would have matured on April 1, 2028 unless converted or repaid earlier. The Convertible Note was convertible at the holder’s option at any time before repayment into shares of the Company’s common stock at an initial conversion price of $0.12 per share. The conversion price was subject to customary structural anti-dilution adjustments and full-ratchet adjustment if the Company issued common stock or convertible securities below the then-current conversion price. The holder also had the right to demand prepayment upon certain reorganizations, mergers, consolidations or sales of substantially all of the Company’s assets.

The Company accounted for the April 1, 2026 issuance as an extinguishment of the Existing Hall Note and initially recognized the Convertible Note at its estimated fair value of $1,379,432. The note was accounted for as a single debt instrument, and its conversion feature was not separately accounted for as a derivative. The difference between the $2,767,756 principal amount and the $1,379,432 initial carrying amount was recorded as a debt discount of $1,388,324. The debt discount was accreted to interest expense using the effective-interest method. The resulting effective interest rate was approximately 41.6%.

The following table summarizes the initial recognition of the Convertible Note:

Convertible Note activity	Principal	Debt discount	Net carrying amount
Balance as of April 1, 2026, upon issuance	$2,767,756	$(1,388,324)	$1,379,432
Accretion of debt discount	–	82,534	82,534
Balance immediately before conversion	2,767,756	(1,305,790)	1,461,966
Conversion into common stock	(2,767,756)	1,305,790	(1,461,966)
Balance as of June 30, 2026	$–	$–	$–

On June 1, 2026, HH converted the full $2,767,756 principal amount into 23,064,634 shares of the Company’s common stock at the contractual conversion price of $0.12 per share. The net carrying amount immediately before conversion was $1,461,966, consisting of the initial carrying amount of $1,379,432 and $82,534 of debt discount accretion. The Company reclassified the net carrying amount to common stock and additional paid-in capital and recognized no gain or loss on conversion. No amount remained outstanding as of June 30, 2026.

See Note 10, Fair value measurements, for the nonrecurring Level 3 measurement performed on April 1, 2026. See Note 13, Earnings (loss) per share, for the treatment of the conversion shares in the weighted-average share calculation.

Note 8 – Related party transactions

The Company follows ASC 850, Related Party Disclosures, in identifying related parties and disclosing related party transactions. For the fiscal years ended June 30, 2026 and 2025, the Company’s related parties consisted of Steve Hall, a holder of more than 10% of the Company’s outstanding common stock during the periods in which the transactions described below were entered into; HH, the Company’s controlling stockholder which became a related party on April 1, 2026 by virtue of its beneficial ownership of approximately 68% of the common stock under Rule 13d-3(d)(1)(i) from the moment the Convertible Note was issued (immediately convertible), its right under the Investor Rights Agreement to designate four of the Company’s five directors and the appointment of two of its members as executive officers, and which obtained a controlling financial interest on June 11, 2026; MCIMAC, LLC, the manager of HH, of which Martin Sumichrast, the Chairman of the Board, is the manager and which, together with David Wachsman, the Company’s President, and Q. Byron Hamlett, the Company’s Chief Financial Officer, holds membership interests in HH; the Company’s current and former executive officers and directors; and, Rift Cyber LLC, an equity-method investee over which the Company exercises significant influence. All related party transactions are recorded at the amounts agreed between the parties, which may not be the terms that would have been obtained from unrelated third parties.

Transactions with Steve Hall

Funding received from Mr. Hall under the Existing Hall Note during the year ended June 30, 2026 was $125,831 and related-party interest of $206,540 are described in Note 7, Debt.

On April 1, 2026, Mr. Hall subscribed for 2,000 shares of Series A Convertible Preferred Stock for cash proceeds of $200,000. On June 3, 2026 those shares converted into 13,000,000 shares of common stock. See Note 9, Stockholders’ equity.

On May 7, 2026, Mr. Hall subscribed for 228,858 shares of common stock at $0.12 per share. The $27,463 subscription price was settled by offset of an outstanding payable to Mr. Hall. The issuance was recorded at the $27,463 carrying amount of the payable (par of $23 and additional paid-in capital of $27,440).

Transactions with Hawkeye Holdco LLC

The Note Purchase Agreement, Convertible Note, Investor Rights Agreement, conversion of the Convertible Note, sale of the HH Warrant for $2,218,786 and cashless exercise of the HH Warrant are described in Notes 1, Description of business, 7, Debt, and 9, Stockholders’ equity. Those transactions were approved by the Board of Directors.

Transactions with officers and directors

On January 1, 2026 the Company issued 600,000 shares of common stock valued at $60,000 to former Chief Financial Officer Christopher Mulgrew (100,000 shares effective October 1, 2025 and 500,000 shares effective December 3, 2025) and 500,000 shares of common stock valued at $50,000 to former Chief Executive Officer and current director Corby Marshall (effective October 1, 2025), in each case to settle accounts payable. The $110,000 aggregate carrying amount of the payables settled is the amount recorded in equity.

Neither Mr. Wachsman nor Mr. Hamlett received cash compensation from the Company during the year ended June 30, 2026. Neither was party to an employment agreement with the Company during fiscal 2026. Offer letters executed September 1, 2026 are described in Note 14, Subsequent events.

Accounts payable — related party

Accounts payable and accrued liabilities — related party were $0 and $110,000 as of June 30, 2026 and 2025, respectively. The fiscal 2025 balance was settled by the share issuances described above.

Note 9 – Stockholders’ equity

Authorized capital

As of June 30, 2026, the Company was authorized to issue 400,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. Issued and outstanding common shares were 266,052,926 and 8,706,772 as of June 30, 2026 and 2025, respectively. No preferred stock was outstanding as of either date.

On June 17, 2026, the majority stockholder approved an increase in authorized capital to 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, a classified board and a reverse stock split in a ratio of not less than 1-for-2 nor greater than 1-for-20, to be effected at the Board’s discretion at any time prior to June 17, 2027. The increase in authorized common stock became effective on August 20, 2026.

Common stock

2026 stock issuances

•	The 500,000 shares of common stock, with a value of $50,000, previously classified as common stock to be issued, were issued on October 1, 2025 to Jö & Fyse UG (an entity controlled by Christian Schjolberg) and Peter Herzog (250,000 shares each) as consideration for the Rift IP Assignment.

•	The Company issued 600,000 shares of common stock, valued at $60,000, to former Chief Financial Officer Christopher Mulgrew; and issued 500,000 shares of common stock, valued at $50,000, to former Chief Executive Officer Corby Marshall, who resigned on April 1, 2026, to settle accounts payable, respectively. All shares were recorded as shares to be issued prior to the issuance and were issued on January 1, 2026. Both awards had been recorded as common stock to be issued prior to issuance. The closing price of the Company’s common stock on the measurement date was $0.10 per share, and the aggregate fair value of the 1,100,000 shares issued was $110,000, compared with the $110,000 aggregate carrying amount of the liabilities settled. The fair value of the shares issued equaled the carrying amount of the liabilities settled. Accordingly, no amount was recorded in additional paid-in capital as a capital transaction under ASC 470-50-40-2 and SEC Staff Accounting Bulletin Topic 5.T, and no gain or loss was recognized in the statements of operations.

•	On April 1, 2026, the Company agreed to issue 500,000 shares of common stock with a fair value of $22,500 to Eagle Equities LLC pursuant to the Settlement and Release Agreement described in Note 5, Loan payable due to Eagle – JV partner, under which the Company also paid Eagle $44,000 in cash and derecognized the $442,251 Eagle Debt, resulting in a gain on settlement of debt of $375,751. Those shares were issued during the fourth quarter of fiscal 2026 and are included in shares issued and outstanding as of June 30, 2026.

•	On May 7, 2026, the Company issued 228,858 shares of common stock to Steve Hall at a subscription price of $0.12 per share pursuant to a Share Subscription Agreement; the subscription proceeds were settled by offsetting the outstanding payable amount of $27,463 owed by the Company to Mr. Hall. See Note 7, Debt.

•	On June 1, 2026, the Company issued 23,064,634 shares of common stock upon conversion of the Convertible Note in the principal amount of $2,767,756 at a conversion price of $0.12 per share. See Note 7, Debt.

•	On June 3, 2026, the Company issued 13,000,000 shares of common stock upon conversion of all 2,000 outstanding shares of Series A Convertible Preferred Stock.

2025 stock issuances

•	Issued 45,000 shares of common stock to Christopher Mulgrew, the former CFO, for cashless conversion of stock options.

Common stock to be issued

During the year ended June 30, 2026, the Company granted a fully vested award of 200,000 common shares to Checkmate Government Relations, LLC (“CGR”) in exchange for government-relations services. The award had a grant-date fair value of $144,000, based on the June 3, 2026 closing price of $0.72 per share. Because the award was fully vested on the grant date, the entire fair value was recognized in professional fees during fiscal 2026. The shares had not been issued by the transfer agent as of June 30, 2026 and are presented as common stock to be issued. There was no unrecognized compensation cost related to this award as of June 30, 2026, and no related income tax benefit was recognized. As of June 30, 2025, stock to be issued of $50,000 represented the Rift IP consideration shares, which were posted on December 12, 2025.

Shares issued to settle existing accounts payable or debt balances are excluded from the ASC 718 activity disclosure unless the shares represented compensation for goods or services.

Conversion of convertible promissory note

On June 1, 2026, HH converted the entire $2,767,756 principal amount of the Convertible Note into 23,064,634 shares of common stock at the contractual conversion price of $0.12 per share. The $1,461,966 net carrying amount of the Convertible Note immediately before conversion was reclassified to common stock of $2,306 and additional paid-in capital of $1,459,660. No gain or loss was recognized on conversion. See Note 7, Debt, and Note 10, Fair value measurements.

Supplemental disclosure of noncash financing activities

The issuance of the Convertible Note in exchange for the Existing Hall Note and the subsequent conversion of the Convertible Note into common stock were noncash financing activities. ASC 230 identifies conversion of debt to equity as a noncash financing transaction and requires noncash investing and financing activities to be disclosed.

The Company’s noncash financing activities related to the Convertible Note were as follows:

Noncash Financing Activity	Year Ended June 30, 2026	Year Ended June 30, 2025
Convertible Note issued in exchange for Existing Hall Note, at initial carrying amount	$1,379,432	$–
Net carrying amount of Convertible Note converted into common stock	$1,461,966	$–

Related-party cross-reference

HH was a related party of the Company when the Convertible Note was issued and converted and continues to be a related party. Martin Sumichrast, the Chairman of the Company’s Board of Directors, is the manager of MCIMAC, LLC, which is the manager of HH, and the Company’s President and Chief Financial Officer are members of HH. The nature of the relationship, the Note Purchase Agreement, the issuance and conversion of the Convertible Note, and the related amounts are disclosed in Note 7, Debt, and Note 9, Stockholders’ equity. Related-party guidance requires disclosure of the nature of the relationship, a description and amount of the transaction, and amounts due at each balance-sheet date. No amount related to the Convertible Note was due to HH as of June 30, 2026.

Series A convertible preferred stock

On April 1, 2026, the Company entered into a Subscription Agreement with Steve Hall, pursuant to which Mr. Hall subscribed for 2,000 shares of Series A Convertible Preferred Stock at a total purchase price of $200,000. On the same day, the Company filed a Certificate of Designation for Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada, designating a class of preferred stock as Series A Convertible Preferred Stock with a par value of $0.0001 per share (the “Preferred Stock”).

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

The conversion rate for the Preferred Stock provides that, if all 2,000 shares of Preferred Stock are converted, the holder will receive a number of shares of common stock equal to 7% of the fully diluted shares of common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments as set forth in the Certificate of Designation, which percentage will be reduced proportionally in the event that a portion of the 2,000 shares of Preferred Stock are converted. The Company evaluated the Series A Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity. Although the number of shares of common stock issuable on conversion was not fixed, the monetary value of the Company’s obligation was based on a fixed percentage of the Company’s fully diluted equity and therefore varied directly with, rather than inversely to or independently of, the fair value of the Company’s common stock. Accordingly, the Preferred Stock did not represent an obligation to issue a variable number of shares with a monetary value based solely or predominantly on a fixed monetary amount within the meaning of ASC 480-10-25-14, and was not classified as a liability. The Preferred Stock contained no redemption feature exercisable at the option of the holder or upon an event not solely within the Company’s control and, accordingly, was not required to be classified in temporary equity under ASC 480-10-S99-3A. The conversion feature was indexed to the Company’s own stock and would have been classified in stockholders’ equity if freestanding, and therefore was not separated from the host contract.

The $200,000 of proceeds from the issuance of the Preferred Stock was accordingly recorded within permanent stockholders’ equity in additional paid-in capital. Upon the sale of the HH Warrant on June 3, 2026, Mr. Hall, as the holder of all 2,000 outstanding shares of Preferred Stock, became subject to a mandatory conversion of the Preferred Stock in accordance with Section 6(a)(ii)(B) of the Certificate of Designation. On June 3, 2026, all 2,000 shares of Preferred Stock were converted into 13,000,000 shares of common stock, and no shares of preferred stock were issued and outstanding as of June 30, 2026.

Stock purchase warrant

On June 3, 2026, the Company entered into a Subscription Agreement with HH for the sale of a Common Stock Purchase Warrant (the “HH Warrant”), dated June 3, 2026, granting HH the right to purchase 221,878,595 shares of the Company’s common stock at a purchase price of $0.01 per share. The Company received aggregate proceeds of $2,218,786 from the sale of the HH Warrant, which was recorded in additional paid-in capital.

Under the terms of the HH Warrant, HH may exercise the purchase rights in the HH Warrant, in whole or in part, at any time or times on or before March 31, 2027, at an exercise price of $0.01 per share. The Company evaluated the HH Warrant under ASC 480 and ASC 815-40 and concluded that it is not within the scope of ASC 480, that it is indexed to the Company’s own stock under ASC 815-40-15, and that it meets the conditions for equity classification in ASC 815-40-25. The HH Warrant had a fixed exercise price of $0.01 per share and a fixed number of underlying shares, contained no exercise contingency based on an observable market or index other than the Company’s own operations or share price, contained no provision requiring or permitting net cash settlement at the option of the holder, contained no reset or price protection provision, and the Company had a sufficient number of authorized and unissued shares of common stock available to settle the HH Warrant in full at all times during which it was outstanding.

Accordingly, the HH Warrant is classified within stockholders’ equity and was not subsequently remeasured. On June 11, 2026, HH exercised the HH Warrant in full on a cashless basis. Pursuant to the cashless exercise provisions of the HH Warrant, HH surrendered the right to purchase 2,925,933 of the 221,878,595 shares subject to the HH Warrant in payment of the $2,218,785.95 aggregate exercise price, and the Company issued 218,952,662 shares of common stock. The cashless exercise was a reclassification within stockholders’ equity; the Company received no cash upon exercise and recognized no gain or loss. Accordingly, the HH Warrant was exercised in full during the year ended June 30, 2026 and no shares of common stock were issuable thereunder as of June 30, 2026. No warrants were outstanding as of June 30, 2026 and June 30, 2025.

The HH Warrant was sold to the Company’s controlling stockholder for $2,218,786, or $0.01 per underlying share, and carried an exercise price of $0.01 per share. Applying the cashless-exercise formula in the HH Warrant to the 2,925,933 warrant shares surrendered on June 11, 2026 implies a price of the Company’s common stock of approximately $0.7583 per share on that date. MCIMAC, LLC, of which the Chairman of the Board is the manager, and each of the Company’s President and Chief Financial Officer, hold membership interests in HH. The Company evaluated whether any portion of the difference between the fair value of the securities issued and the consideration received constitutes compensation for services under ASC 718-10-15-4 and SEC Staff Accounting Bulletin Topic 5.T, and concluded that no compensation cost is required to be recognized because each officer contributed capital to HH in proportion to his membership interest. The sale of the HH Warrant was accounted for as a capital transaction with a stockholder, and no amount was recognized in the statements of operations.

Stock-option plans

During 2019, the Company’s board of directors approved the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (“Option Plan”) which authorized the issuance of options to purchase up to 2,500,000 shares of common stock to its employees, directors, and consultants.

During the fiscal years ended June 30, 2026, and 2025, the Company had not granted any stock options. All stock options were vested at the end of the 1st quarter of fiscal year 2023.

Effective as of April 1, 2026, the Company entered into various Stock Option Cancellation Agreements (collectively, the “Cancellation Agreements”) with the holders (the “Holders”) of options to purchase, in the aggregate, 207,600 shares of common stock. Pursuant to the Cancellation Agreements, each Holder agreed to surrender and cancel all options held by such Holder for aggregate consideration of $1.00 for each Holder. The Company initially disclosed on a Form 8-K filed April 6, 2026 the cancellation of options to purchase an aggregate of 177,600 shares of common stock; subsequent to the filing of the Form 8-K, an additional 30,000 stock options were cancelled, bringing the total number of cancelled options to 207,600.

As of the date of this annual report, there were 115,000 stock options exercisable, of which all were granted as non-statutory stock options, outside of the Option Plan.

Transactions in stock options for the years ended June 30, 2026, and 2025, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding, June 30, 2025	322,600	$0.98	1.81
Granted	–	–	–
Exercised	–	–	–
Cancelled	(207,600)	1.13	–
Outstanding, June 30, 2026	115,000	$0.70	0.81

All 115,000 options outstanding as of June 30, 2026 were fully vested and exercisable as of that date; accordingly, the number, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options exercisable are the same as those disclosed for options outstanding. The aggregate intrinsic value of options outstanding and exercisable was nil as of both June 30, 2026 and June 30, 2025. The closing price of the Company’s common stock was $0.306 on June 29, 2026, the last trading day on or before June 30, 2026, and $0.114 on June 30, 2025. Each option outstanding at each of those dates had an exercise price above the closing price on that date. All outstanding options were granted as non-statutory stock options outside of the Option Plan and were fully vested prior to July 1, 2024; no compensation cost was recognized in respect of stock options for the years ended June 30, 2026 and 2025, and there was no unrecognized compensation cost related to stock options as of June 30, 2026.

At the fiscal years ended June 30, 2026, and 2025, the intrinsic value of the outstanding options was nil.

2026 equity incentive plan

On June 17, 2026, a majority of the stockholders of the Company approved the Hawkeye Digital, Inc. 2026 Equity Incentive Plan (the “Equity Incentive Plan”). The purpose of the Equity Incentive Plan is to attract and retain personnel for positions of responsibility with the Company, to provide incentives to them and align their interests with those of the Company’s stockholders, and thereby to promote the Company’s long-term business success. Eligible participants are the employees, consultants and directors of the Company and its affiliates, and such other individuals designated by the committee administering the Equity Incentive Plan who are reasonably expected to become employees, consultants or directors after the receipt of awards. A maximum of 50,000,000 shares of common stock may be issued under the Equity Incentive Plan.

No awards were granted under the Equity Incentive Plan during the year ended June 30, 2026, no awards were outstanding as of June 30, 2026, and no awards have been granted through the date of this Annual Report on Form 10-K. Accordingly, no stock-based compensation expense was recognized in respect of the Equity Incentive Plan for the year ended June 30, 2026. The Equity Incentive Plan did not become effective with respect to the increased authorized share capital until the Amended and Restated Articles of Incorporation became effective on August 20, 2026.

Stock-based compensation expense

Stock-based compensation expense was $144,000 and $0 for the years ended June 30, 2026 and 2025, respectively, and relates entirely to the CGR shares to be issued. Consistent with SAB Topic 14.F, the expense is presented in professional fees in the statements of operations, in the same caption as the cash fees payable to the same service provider, rather than as a separate operating expense line. No income-tax benefit was recognized because of the valuation allowance described in Note 12, Income taxes.

Note 10 – Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the three-level fair value hierarchy described in Note 2, Summary of significant accounting policies, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the hierarchy is determined by the lowest-level input that is significant to the measurement as a whole. See Note 2, Summary of significant accounting policies.

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or June 30, 2025. Accordingly, no recurring fair value hierarchy table and no reconciliation of recurring Level 3 measurements is presented for either period. One liability, the Convertible Promissory Note, was measured at fair value on a nonrecurring basis during the year ended June 30, 2026. There were no nonrecurring fair value measurements during the year ended June 30, 2025.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the transfer occurs. There were no transfers between Level 1, Level 2 and Level 3 during the years ended June 30, 2026 and 2025.

Nonrecurring fair value measurement

Convertible promissory note

On April 1, 2026 the Company issued the Convertible Promissory Note described in Note 7, Debt, in exchange for the Existing Hall Note. Because the exchange was accounted for as an extinguishment of the Existing Hall Note, the Convertible Promissory Note was required to be measured at fair value on initial recognition. There was no quoted market price for the Convertible Promissory Note and no observable market for a comparable instrument.

The following table presents the nonrecurring fair value measurement:

Instrument	Measurement Date	Level 1	Level 2	Level 3	Total Fair Value
Convertible Promissory Note	April 1, 2026	$0	$0	$1,379,432	$1,379,432

The Company estimated fair value using a probability-weighted, risk-neutral lattice and expected-recovery model. The model incorporated the contractual debt cash flows, the holder’s conversion rights, the full-ratchet conversion-price adjustment, the holder’s rights upon an Organic Change, issuer nonperformance risk, and the transfer restrictions applicable to the conversion shares. The measurement was categorized within Level 3 of the fair value hierarchy because inputs that are significant to the measurement as a whole are unobservable. There was no change in valuation technique during the year ended June 30, 2026.

The following table presents quantitative information about the significant unobservable inputs used in the Level 3 measurement:

Valuation Technique	Significant Input	Input
Probability-weighted risk-neutral lattice and expected-recovery model	Common-stock price	$0.045 per share
	Conversion price (probability-weighted)	$0.096 per share
	Expected volatility	200%
	Risk-free interest rate	4.0%
	Issuer credit spread	46.0%
	Recovery rate	10.0%
	Restricted-share discount	50.0%

The conversion-price input was developed by probability-weighting the outcomes that could arise under the full-ratchet conversion-price adjustment. The scenarios and weightings were $0.12, $0.08, $0.05 and $0.03 per share at 50%, 25%, 15% and 10%, respectively, producing a probability-weighted conversion price of $0.096 per share. Because the measurement relates to a single instrument, each amount presented above is both the input used and the weighted average of that input.

Of the $1,379,432 measured fair value, approximately $876,561 was attributable to the expected recovery on the straight-debt host and approximately $502,871 to the incremental value of the embedded conversion right and the other contractual features. Those amounts are components of a single whole-instrument valuation; they are not separately recognized and should not be combined with, or compared to, a conversion value computed independently.

Relationship of unobservable inputs to fair value. A lower assumed conversion price increases the number of shares deliverable on conversion and generally increases the measured fair value. A higher expected volatility generally increases the value attributable to the conversion right. A higher issuer credit spread or a lower expected recovery rate generally reduces the value attributable to the debt host. A larger discount for lack of marketability reduces the value attributable to the conversion shares. The effect of a change in any individual input may be magnified or offset by changes in the other inputs, which are not independent of one another.

The Convertible Promissory Note was converted in full into 23,064,634 shares of common stock on June 1, 2026 and was not outstanding as of June 30, 2026. Because the measurement was nonrecurring and the instrument was not held at the reporting date, no reporting-date sensitivity analysis is required. The measurement nevertheless determined the $1,388,324 credited to additional paid-in capital on the extinguishment described in Note 7, Debt, and the Company therefore provides the following information. Holding all other inputs constant, a 10% increase in the $0.045 common-stock price input would have increased the measured fair value by approximately $137,943, and a 10% decrease would have decreased it by approximately $137,943, with a corresponding and opposite effect on the amount credited to additional paid-in capital.

Fair value of common stock issued as consideration

During the years ended June 30, 2026 and 2025 the Company issued common stock in settlement of liabilities and in exchange for services and other consideration. In each case the equity issued was measured at the fair value of the common stock on the measurement date, determined by reference to the closing price quoted for the Company’s common stock on that date, without adjustment. The following table summarizes those measurements:

Transaction and counterparty	Measurement date	Shares	Price per share	Fair value	Reference
Year ended June 30, 2026
Settlement of accounts payable — C. Marshall	October 1, 2025	500,000	$0.10	$50,000	Notes 8, 9
Settlement of accounts payable — C. Mulgrew	October 1, 2025	100,000	$0.10	10,000	Notes 8, 9
Settlement of accounts payable — C. Mulgrew	December 3, 2025	500,000	$0.10	50,000	Notes 8, 9
Settlement of loan payable — Eagle Equities, LLC	April 1, 2026	500,000	$0.045	22,500	Note 5
Advisory services — Checkmate Government Relations	June 3, 2026	200,000	$0.72	144,000	Note 9
Total, year ended June 30, 2026		1,800,000		$276,500

Year ended June 30, 2025
Rift intellectual property assignment	April 1, 2025	500,000	$0.10	$50,000	Note 6

Separately, on May 7, 2026 the Company issued 228,858 shares of common stock to Steve Hall at a negotiated subscription price of $0.12 per share in satisfaction of a $27,463 payable. That price was fixed by the subscription agreement and was not determined by reference to a quoted market price. See Note 8, Related party transactions.

As described in Note 2 under “Obligations settled in the Company’s own equity,” obligations settled with related parties are recognized at their carrying amount, and any difference between that carrying amount and the fair value of the shares issued is recorded in additional paid-in capital as a capital transaction rather than in earnings. See Note 8, Related party transactions, and Note 9, Stockholders’ equity.

Note 11 – Commitments and contingencies

Leases and occupancy

The Company does not own or lease real property. The Miami Beach address is a month-to-month mail-handling and meeting-space arrangement. Aggregate cost for that arrangement was $100 for the year ended June 30, 2026. The Company has concluded that it has no leases within the scope of ASC 842.

Litigation

The Company is not a party to any material pending legal proceeding and is not aware of any material threatened litigation.

Registration rights

Under the April 1, 2026 Investor Rights Agreement, the Company agreed, following a request by HH, to file a registration statement covering the resale of HH’s registrable securities and to use reasonable best efforts to cause that registration statement to become effective. The agreement also grants HH piggyback registration rights. As of the date these financial statements were issued, no demand had been made.

Indemnification

The Company’s articles and bylaws provide for indemnification of directors and officers to the fullest extent permitted by the Nevada Revised Statutes. The ThinkEquity advisory agreement described in Note 14, Subsequent events, contains customary indemnification of ThinkEquity and its affiliates. The Company has not accrued any indemnification liability as of June 30, 2026 or 2025.

HIE residual contingency

The 33.3% HIE loss-contribution obligation was released under the April 1, 2026 Settlement Agreement described in Note 5, Loan payable due to Eagle, JV partner, and the contingent obligation of the Company to Eagle in respect of HIE was thereby extinguished. Management is not aware of any remaining claim arising under the HIE Membership Agreement. As of June 30, 2026 and through the date these financial statements were issued, the Company had no material contractual commitments, no debt obligations and no loss contingencies requiring accrual or disclosure under ASC 450-20, other than the possible penalties and interest associated with the delinquent income tax returns described in Note 12, Income taxes, the amount of which cannot be reasonably estimated at this time.

Note 12 – Income taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended June 30, 2026 and 2025.

As of June 30, 2026 and 2025, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected federal rate of 21%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax assets was recorded as of June 30, 2026 and 2025.

A reconciliation of the federal statutory income tax rate and amount to the Company’s effective income tax rate and income tax provision for the years ended June 30, 2026 and 2025 is presented below. The reconciliation is presented in both percentages and dollar amounts in accordance with ASC 740-10-50-12 as amended by ASU 2023-09:

	June 30, 2026		June 30, 2025
	Amount	Rate	Amount	Rate
Federal statutory income tax rate and amount	$(120,308)	21.0%	$(109,899)	21.0%
State and local income taxes, net of federal benefit	(7,959)	1.4%	–	–%
Permanent differences	3,440	(0.6)%	–	–%
Reduction in tax attributes related to debt modification	466,089	(81.4)%	–	–%
Change in valuation allowance	(341,262)	59.6%	109,899	(21.0)%
Effective income tax rate and provision	$–	–%	$–	–%

The Company paid no federal, state, local or foreign income taxes during either of the years ended June 30, 2026 and 2025. Accordingly, no disaggregation of income taxes paid by jurisdiction is presented.

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2026	2025
Section 163(j) interest limitation	$50,268	$–
Operating loss carryforward	1,806,931	2,198,461
Valuation allowance	(1,857,198)	(2,198,461)
Net deferred income tax asset	$–	$–

The Company’s income tax filings in the United States and state jurisdictions remain open to examination for tax years from inception through tax year 2026. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense, and interest will be charged to interest expense.

Unfiled tax returns

In connection with the change in control, current management determined that the Company’s federal and state income tax returns have not been filed for the tax years ended June 30, 2023 and for each subsequent tax year. The Company is working to prepare and file the delinquent returns as promptly as practicable. Because the Company has incurred losses in each of the periods concerned and has recorded no current tax expense, management does not expect the delinquent filings to result in a material income tax liability. Failure to file returns when due can result in penalties and interest, and the statute of limitations on assessment does not begin to run until a return is filed, so the tax years concerned remain open indefinitely. No liability for penalties or interest has been recorded because the amount, if any, cannot be reasonably estimated at this time. The absence of filed returns also affects the determination of the Company’s net operating loss carryforwards and the Section 382 analysis described below.

Section 382 limitation

The transactions described in Notes 1, Description of business, 7, Debt, 8, Related party transactions, and 9, Stockholders’ equity, resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code. Section 382 limits the amount of pre-change net operating loss carryforwards and other tax attributes that may be used to offset taxable income in any post-change year. The annual limitation is generally equal to the value of the loss corporation immediately before the ownership change multiplied by the long-term tax-exempt rate. The Company is in the process of completing an analysis to determine the amount of the limitation and the availability of its tax attributes. The gross deferred tax asset presented above has not been reduced for the effect of that limitation; any reduction, when determined, will be offset by an equal reduction in the valuation allowance and will have no effect on the Company’s net deferred tax asset, results of operations or financial position.

As of June 30, 2026, the Company had federal net operating loss carryforwards of approximately $8,610,430, all of which arose in tax years beginning after December 31, 2017 and may be carried forward indefinitely, subject to an annual utilization limitation of 80% of taxable income. Because the Company has not filed federal or state income tax returns for the tax year ended June 30, 2023 or any subsequent tax year, this amount is a management estimate that is subject to change upon the preparation and filing of those returns. The Company is also evaluating the treatment of the $375,751 gain recognized on the settlement of the Eagle Debt and the tax effect of the debt to equity conversion of the Convertible Note, which may constitute cancellation of indebtedness income excludible from taxable income under Section 108(a)(1)(B) of the Internal Revenue Code and subject to the attribute reduction rules of Section 108(b), which would further reduce the Company’s net operating loss carryforwards.

Note 13 – Earnings (loss) per share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share includes the effect of potential common shares only when their inclusion is dilutive. Because the Company reported a net loss for the years ended June 30, 2026 and 2025, potential common shares were excluded from diluted net loss per share because their effect would have been antidilutive.

The following table reconciles the numerator and denominator used in the basic and diluted net loss per common share calculations:

	Year ended June 30, 2026	Year ended June 30, 2025
Net loss	$(572,893)	$(523,327)
Weighted-average common shares outstanding — basic	24,992,743	8,705,044
Effect of dilutive potential common shares	–	–
Weighted-average common shares outstanding — diluted	24,992,743	8,705,044
Basic and diluted net loss per common shares	$(0.02)	$(0.06)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	June 30, 2026	June 30, 2025
Stock options (weighted-average exercise price $0.70 and $0.98, respectively)	115,000	322,600
Common stock to be issued (CGR)	200,000	–
Stock to be issued (Rift IP)	–	500,000
Total potential dilutive securities	315,000	822,600

Because the Company incurred a net loss in each period presented, the effect of all potential common shares was anti-dilutive and was excluded from diluted loss per share for the portion of each period during which the underlying instrument was outstanding. Common shares issued upon conversion or exercise were included in the basic and diluted weighted-average share denominator beginning on their respective issuance dates.

The fiscal 2026 denominator includes 23,064,634 shares issued on conversion of the Convertible Note from June 1, 2026, 13,000,000 shares issued on conversion of the Series A Preferred Stock from June 3, 2026, and 218,952,662 shares issued on cashless exercise of the HH Warrant from June 11, 2026.

Note 14 – Subsequent events

The Company evaluated subsequent events through September 11, 2026, the date financial statements were issued.

ThinkEquity advisory warrants — July 20, 2026

Subsequent to June 30, 2026, the Company issued warrants to purchase 14,000,000 shares of common stock in connection with an advisory and subscription arrangement. The warrants did not affect the Company’s fiscal 2026 financial statements. The Company is completing its assessment of the applicable accounting model, grant date, grant-date fair value, allocation of consideration between financing and services, vesting conditions and the period over which any compensation cost will be recognized.

On July 20, 2026, the Company entered into an Advisory Agreement with ThinkEquity LLC under which ThinkEquity will provide advisory services related to M&A and capital-markets strategies. As partial consideration under the advisory agreement, the Company issued warrants to purchase an aggregate of 14,000,000 shares of common stock for a purchase price of $0.01 per warrant, or $140,000 in cash, pursuant to executed Subscription Agreements dated July 20, 2026 with ThinkEquity LLC and fifteen designees. Each warrant has an exercise price of $0.01 per share, is exercisable from issuance through December 31, 2026, includes a cashless-exercise provision, and contains customary anti-dilution provisions for stock dividends, splits and recapitalizations consistent with FINRA Rule 5110. The warrants were issued, and the shares issuable upon their exercise will be issued, in a private placement under Section 4(a)(2) of the Securities Act, are restricted securities under Rule 144, and were not outstanding as of June 30, 2026.

Amended and Restated Articles of Incorporation – August 20, 2026

As described in Note 9, Stockholders’ equity, on June 17, 2026 the Company’s majority stockholder approved by written consent an amendment and restatement of the Company’s Articles of Incorporation to change the Company’s name to “Hawkeye Digital, Inc.,” to increase the authorized capital stock from 450,000,000 shares to 10,050,000,000 shares (consisting of 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock), and to reclassify the Board of Directors into three classes serving staggered three-year terms; and further approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than 1-for-2 nor greater than 1-for-20, to be implemented at the discretion of the Board at any time prior to June 17, 2027. The Amended and Restated Articles of Incorporation were filed with the Secretary of State of Nevada and became effective on August 20, 2026. No Reverse Stock Split has been effected as of the date of these financial statements, and the ratio and effective date of any Reverse Stock Split remain within the discretion of the Board of Directors.

Employment offer letters — September 1, 2026

On September 1, 2026, the Company issued at-will offer letters to four individuals, with a start date of September 1, 2026. Annual salaries will be accrued, however, cash payments will be deferred until the Company completes its current fundraising and will then be paid monthly.

Each letter provides for a discretionary annual bonus, Company-paid employee medical coverage beginning January 1, 2027, three weeks of vacation and reimbursement of reasonable business expenses. The four individuals are the Company’s first employees; the Company had no employees during the year ended June 30, 2026. Salaries begin to accrue on September 1, 2026 and are not payable in cash until the Company completes its current fundraising, so the letters do not create a near-term cash obligation. Because the offer letters were entered into after the balance sheet date, no amounts were accrued as of June 30, 2026; compensation expense and the related accrued liability begin to be recognized on September 1, 2026 at an aggregate rate of $900,000 per annum. See Note 4, Liquidity.

Post-year-end advisory engagement

Subsequent to the reporting period, the Company secured an advisory engagement. Services were performed in July and August 2026 and the Company expects to recognize approximately $600,000 of advisory fee revenue in cash and equity, subject to a non-binding letter of intent. Because the agreement was entered into and the related services were performed after June 30, 2026, no revenue, receivable, contract asset, or related cost of revenue associated with the agreement was recognized in the Company’s fiscal year 2026 financial statements.

Escrow Deposit

The Company deposited $550,000 of cash into an escrow account in connection with a non-binding letter of intent in contemplation of negotiating a potential transaction. The letter of intent does not obligate either party to consummate the contemplated transaction, which remains subject to negotiation and execution of definitive agreements. The escrow deposit is fully refundable to the Company if the contemplated transaction is not consummated. Accordingly, no adjustment has been made to the accompanying financial statements.

As of the date these financial statements were issued, the parties have not entered into a definitive agreement, and the $550,000 remained in escrow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 17, 2026, the Company dismissed Fruci & Associates II, PLLC (“Fruci”) as its independent registered public accounting firm. The Board of Directors approved the dismissal on June 17, 2026, subject to acceptance by the Company’s new independent registered public accounting firm of the Company as a client. The Board participated in and approved the decision to change the Company’s independent registered public accounting firm.

Fruci’s reports on the financial statements of the Company as of and for the years ended June 30, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the financial statements of the Company for the years ended June 30, 2024 and 2025 and the subsequent interim period through June 17, 2026, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to Fruci’s satisfaction, would have caused Fruci to make reference in connection with its opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended June 30, 2024 and 2025 and the subsequent interim period through June 17, 2026, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Fruci with a copy of the disclosures contained in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2026 and requested that Fruci furnish it with a letter addressed to the Commission stating whether or not it agreed with the statements made therein. The Company received the requested letter from Fruci, a copy of which is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

On June 17, 2026, the Board appointed Grassi & Co., CPAs, P.C. (“Grassi”) as the Company’s new independent registered public accounting firm. The decision to engage Grassi was approved by the Board on June 17, 2026, subject to acceptance by Grassi of the Company as a client. Prior to June 17, 2026, the Company did not consult with Grassi regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) any written or oral advice that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In our review, we sought to find potential for material weaknesses in our financial controls, which is defined as a deficiency, or combination of deficiencies, in our accounting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, consisting of David Wachsman, President, and Q. Byron Hamlett, Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as well as the guidance provided in SEC Release 33-8809. Based on this evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and our internal controls over financial reporting were not effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed in the reports that we file or submit under the Exchange Act; and were not effective in assuring that information required to be disclosed in the reports we file or submit under the Exchange Act is actually disclosed or filed. Our management concluded that this is due to material weaknesses including (i) the Company having only two officers handling all financial transactions, (ii) lack of appropriate operational controls and consistency in providing our accounting personnel with financial information, (iii) incomplete financial statements on a daily basis and resulting errors in our underlying accounting system, (iv) lack of proper documentation of our assessment and evaluation, and (v) our determination that internal controls were ineffective due to the limited segregation of duties because of the limited management structure. As we have minimal operating activities, management believes that these material weaknesses have had a limited impact on the Company to date. The material weaknesses described above are not new as of June 30, 2026. Based on the books and records made available to current management, the same material weaknesses existed as of June 30, 2025 and may have existed in earlier periods. Mr. Wachsman and Mr. Hamlett were not appointed to their offices until April 1, 2026 and did not participate in the preparation of, or in any assessment of internal control over financial reporting with respect to, any period ended on or before June 30, 2025. Accordingly, current management does not express, and this Annual Report on Form 10-K does not contain, any conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of any date prior to June 30, 2026.

To respond to these material weaknesses, we have devoted, and plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a non-accelerated filer and are not required to provide such a report under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended June 30, 2026, the following changes occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective April 1, 2026, Corby Marshall resigned as President, Secretary, Chief Executive Officer and Chairman of the Board, and David Wachsman and Q. Byron Hamlett were appointed President and Chief Financial Officer, respectively. Effective May 4, 2026, four directors designated by Hawkeye Holdco LLC were appointed to the Board of Directors, which was expanded from one member to five members.

These changes resulted in a complete change in the personnel responsible for the preparation and review of the Company’s financial statements. New management is in the process of evaluating and designing the Company’s internal control over financial reporting and expects to implement remediation measures as described above. Other than as described in this paragraph, there were no changes during the fourth quarter of the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal year ended June 30, 2026, no directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of September 8, 2026. Each director holds office until his successor has been duly elected and qualified, or until his earlier death, resignation, retirement, disqualification or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Executive Officers:
David Wachsman	43	President (Principal Executive Officer)
Q. Byron Hamlett	43	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer and Secretary

Directors:
Martin Sumichrast	59	Chairman of the Board of Directors
Corby Marshall	56	Director
Sim Farar	79	Director
Nathan Bradley Fleisher	60	Director
Ralph Olson	68	Director

Our Board of Directors currently consists of five members. The office of Chief Executive Officer is vacant, and Mr. Wachsman, as President, serves as our principal executive officer. All directors may be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.

Board Composition and Classification

On June 17, 2026, the holders of a majority of the voting power of our outstanding common stock approved by written consent an amendment and restatement of our Articles of Incorporation that, among other things, classifies the Board of Directors into three classes of directors serving staggered three-year terms, with one class elected at each annual meeting of stockholders. We filed a definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on July 17, 2026 and commenced mailing it to stockholders on or about that date. The Amended and Restated Articles of Incorporation were filed with the Secretary of State of Nevada and became effective on August 20, 2026.

Upon effectiveness of the Amended and Restated Articles of Incorporation, the Board was divided into three classes as follows: Class I consists of Mr. Marshall, whose initial term will expire at our first annual meeting of stockholders following effectiveness; Class II consists of Messrs. Farar and Fleisher, whose initial terms will expire at our second annual meeting of stockholders following effectiveness; and Class III consists of Messrs. Sumichrast and Olson, whose initial terms will expire at our third annual meeting of stockholders following effectiveness.

Changes in the Board of Directors and Management

As part of the change in control described in Item 1 of this Annual Report on Form 10-K, on March 31, 2026, the Board approved the conditional appointment of Martin Sumichrast, Sim Farar, Nathan Bradley Fleisher, and Ralph Olson (collectively, the “14F Directors”) to the Board, which appointment would become effective ten days after the filing and transmission of an Information Statement on Schedule 14f-1 (the “Schedule 14f-1”) by the Company. The Company filed the Schedule 14f-1 on April 16, 2026, and completed mailing of the Schedule 14f-1 on April 24, 2026. Consequently, the appointment of the 14F Directors became effective, and the 14F Directors joined the Board, as of May 4, 2026. The appointment of the 14F Directors was made pursuant to the Board designation rights granted to Hawkeye Holdco LLC under the Investor Rights Agreement described in Item 13 of this Annual Report on Form 10-K.

On April 1, 2026, Corby Marshall stepped down as President, Secretary and Chief Executive Officer but remains a member of the Board of Directors. The position of Chief Executive Officer is currently vacant. Effective April 1, 2026, the Board approved the appointment of David Wachsman as President and Q. Byron Hamlett as Chief Financial Officer. Mr. Wachsman serves as our principal executive officer and Mr. Hamlett serves as our principal financial officer and principal accounting officer.

Except as described above and under “Item 13. Certain Relationships and Related Transactions, and Director Independence”, there are no arrangements or understandings between any of our directors or executive officers and any other person pursuant to which any of them was selected as a director or executive officer.

Executive Officers

David Wachsman, President (Principal Executive Officer). Mr. Wachsman, age 43, has served as our President since April 1, 2026 and serves as our principal executive officer. Mr. Wachsman has also served as the Founder and Chief Executive Officer of Wachsman LLC since September 2015. As Chief Executive Officer of Wachsman LLC, Mr. Wachsman provides strategic advisory, communications, events management, production and corporate development services globally. Wachsman LLC focuses on public relations and strategic consulting related to finance, technology and digital assets. Mr. Wachsman leads teams of employees globally and has managed tens of millions of dollars in revenue over the last decade. From February 2013 to September 2015, Mr. Wachsman was an Executive Director at Ericho Communications, where he managed that firm’s day-to-day operations.

Q. Byron Hamlett, Chief Financial Officer. Mr. Hamlett, age 43, has served as our Chief Financial Officer since April 1, 2026 and serves as our principal financial officer and principal accounting officer. Mr. Hamlett also serves as Chief Financial Officer of American Capital Partners, Inc. Since August 2021, Mr. Hamlett has been the managing member of Q Byron Hamlett, MS, CPA, PLLC. Mr. Hamlett brings over seventeen years of public accounting experience working with multi-national private and public companies. Mr. Hamlett began his career with Grant Thornton LLP and later joined Deloitte Tax, LLP, where he served as a Tax Senior Manager from December 2017 to July 2021. In those roles he served as a tax advisor with extensive experience in tax compliance and consulting, with a primary focus on accounting for income taxes under ASC 740 and IAS 12, and served as a tax specialist and subject matter expert for financial statement audits. Mr. Hamlett graduated with a Master of Science with a major in Accounting from The University of North Carolina at Greensboro in 2006, and holds a Bachelor of Science in Business Administration with a concentration in Accounting from Averett University. In 2016, Mr. Hamlett graduated from the American Institute of Certified Public Accountants Leadership Academy. Mr. Hamlett is a Certified Public Accountant licensed in North Carolina and Virginia and a Chartered Global Management Accountant, and is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants.

Non-Employee Directors

Martin Sumichrast, Chairman of the Board of Directors. Mr. Sumichrast, age 59, has served as a director since May 4, 2026 and as Chairman of the Board of Directors. Mr. Sumichrast served as the Co-Founder and Chief Executive Officer of American Capital Partners, Inc. from January 2025 to August 2026. Mr. Sumichrast served as the Manager of Sunshine Advisors, LLC, a private holding company, from January 2023 to December 2024, and served as Manager of SFT1, LLC, a private investment company. Mr. Sumichrast has over 35 years of experience as an entrepreneur and strategic business advisor, having led and operated businesses across multiple industries and international markets. Previously, Mr. Sumichrast co-founded and served as Chairman, Chief Executive Officer and President of cbdMD, Inc. (NYSE: YCBD) from April 2015 to June 2023. Under his leadership, cbdMD secured over $100 million in equity and debt financings, completed an initial public offering in November 2017, and completed the $135 million acquisition of the cbdMD brand in December 2018. Mr. Sumichrast was also the Co-founder, Chief Executive Officer and a board member of Adara Acquisition Corp. from its inception through June 2022, and led Adara’s $115 million initial public offering on the NYSE in February 2022. From 2013 to 2023, Mr. Sumichrast was the Managing Member of Stone Street Capital, a private equity firm based in Charlotte, North Carolina. Earlier in his career, Mr. Sumichrast founded and served as Chairman and Chief Executive Officer of Global Capital Partners, Inc. (NASDAQ: GCAP) from 1993 to 2002. Mr. Sumichrast served as a Trustee and Chairman of the Nominating and Governance Committees of the Barings Global Short Duration High Yield Fund, Inc. (NYSE: BGH) and the Barings Capital Funds Trust, Inc. from 2012 to 2022. We believe Mr. Sumichrast is qualified to serve on our Board of Directors because of his public company experience as an executive and board member and his extensive background in finance and capital formation. Information regarding a final judgment entered against Mr. Sumichrast on April 29, 2024 is set forth below under “Involvement in Certain Legal Proceedings.”

Sim Farar, Director. Mr. Farar, age 79, has served as a director since May 4, 2026. Mr. Farar has been the managing member of JDF Investment Co, LLC, a privately held company specializing in corporate development, financing and merger transactions, since 1997. Mr. Farar served on the board of directors of cbdMD, Inc. (NYSE: YCBD) from 2021 to 2022 and previously served on the advisory boards of Verb Technology Company, Inc. (NASDAQ: VERB) and BioSig Technologies, Inc. (NASDAQ: BSGM). Since 2017, he has served on the U.S. Advisory Commission on Public Diplomacy and currently serves as its Chairman. In 2002, Los Angeles Mayor James Hahn appointed Mr. Farar to serve as a commissioner for the $12 billion Los Angeles Fire and Police Pension’s Trustee Fund. In 2001, he was appointed to the Woodrow Wilson Council, the private sector advisory board of the Woodrow Wilson International Center for Scholars in Washington, D.C. In 1999, he was appointed by President Clinton and confirmed by the U.S. Senate to serve as the United States Representative to the 54th General Assembly at the United Nations. We believe Mr. Farar is qualified to serve on our Board of Directors because of his experience in finance, mergers and acquisitions and his public company governance background.

Nathan Bradley Fleisher, Director. Mr. Fleisher, age 60, has served as a director since May 4, 2026. Mr. Fleisher served as President of Driver on Demand LLC from 2021 to 2026, serving over 45 major metropolitan areas in the United States. Mr. Fleisher previously served as Chief Revenue Officer and Chief Operating Officer of Driver on Demand LLC, from 2019 to 2021 and from 2018 to 2019, respectively. Mr. Fleisher holds a juris doctorate degree from the University of Florida, has worked as a practicing attorney, and served as in-house counsel at RedCap Technologies, a software provider in the automotive industry, from 2016 to 2018. Mr. Fleisher has also served on multiple corporate boards, including Boys Town from 2023 to 2025 and Exit Planning Exchange from 2010 to 2013. We believe Mr. Fleisher is qualified to serve on our Board of Directors because of his legal and executive experience, including his service on other boards of directors.

Ralph Olson, Director. Mr. Olson, age 68, has served as a director since May 4, 2026. Mr. Olson has served as the Co-Founder and President of American Capital Partners, Inc. since 2024. With over 35 years of experience in investment banking, structured finance and strategic advisory, Mr. Olson has raised over $400 million for public and private companies. He has spearheaded financing and public market transitions for companies such as the House of Taylor, Inc. and China Fire & Safety, Inc. Mr. Olson is also the Chief Executive Officer of Ralph Olson LLC and has advised companies as a consultant since June 2017. Previously, Mr. Olson was Senior Vice President at Global Capital Securities, Inc. from 1998 to 2002, where he led that firm’s expansion following a merger with Cohig & Associates, a Denver, Colorado based full-service investment banking and retail brokerage firm. Prior to that, he served as Partner, Head of Sales and Senior Vice President at Cohig & Associates from 1987 to 2002, where he played a key role in structuring and executing over $2 billion in public and private capital raises, including more than 80 public offerings. Mr. Olson has served on multiple corporate boards, including Money Zone, Inc. from 1998 to 2002, and the Colorado Horse Park Board, on whose audit committee he served from 2009 to 2016. We believe Mr. Olson is qualified to serve on our Board of Directors because of his experience in finance, public company governance as an executive and board member, and mergers and acquisitions.

Corby Marshall, Director. Corby Marshall is the founder of Hawkeye Digital, Inc. and has served as a director since August 2019. Mr. Marshall served as our President, Secretary, Chief Executive Officer and Chairman of the Board of Directors until his resignation from those positions on April 1, 2026. Before that, Mr. Marshall was the Chief Executive Officer of Hilltop Cybersecurity Inc. (CSE: CYBX) starting in March 2017. Previously, Mr. Marshall was Senior Vice President of Alliances and Partnerships for AppOrbit, where he developed and led the go-to-market programs for all consulting, reseller, and solution partners. He previously led sales, consulting, marketing, and operations for several companies, including Metastorm (OpenText), Mercator (IBM), Niku and LabCorp. Mr. Marshall is an expert at developing new programs and leading through transformational change, skills he honed during his service as an Airborne-qualified Field Artillery Officer in the United States Army. Mr. Marshall also speaks Portuguese.

Mr. Marshall is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Marshall’s military career included time in Kuwait, Somalia and various other deployment areas as a Field Artillery Officer specializing in 155mm self-propelled artillery units. We believe Mr. Marshall is qualified to serve on our Board of Directors because of his role as founder of the Company, his knowledge of the Company’s history and operations, and his executive leadership experience with public companies.

Board Leadership Structure and Role in Risk Oversight

The offices of Chairman of the Board and principal executive officer are held by different persons. Mr. Sumichrast serves as Chairman of the Board and Mr. Wachsman, as President, serves as our principal executive officer. The Board believes that this structure is appropriate for a company of our size and stage of development because it permits the President to focus on the management of our business while the Chairman leads the Board.

The Board as a whole is responsible for the oversight of risk management. Because the Board does not maintain separately designated standing committees, the full Board administers this oversight function directly, including with respect to financial reporting and internal control risk, liquidity risk, related party transaction risk, and cybersecurity risk. Our processes for assessing, identifying and managing material risks from cybersecurity threats, and the Board’s oversight of those risks, are described in Item 1C of this Annual Report on Form 10-K.

Committees of the Board of Directors

We do not currently have a separately designated standing audit committee, compensation committee, nominating committee, or any other standing committee of the Board of Directors, and we have not adopted charters for any such committees. The entire Board of Directors performs the functions that would otherwise be performed by an audit committee, a compensation committee and a nominating and corporate governance committee. Decisions of the Board of Directors are generally taken by unanimous written consent. The Board intends to hold regularly scheduled meetings and to establish standing committees, and to adopt charters for those committees, at such time as they can be populated by independent directors.

Audit Committee. We do not have a separately designated standing audit committee. The entire Board of Directors acts as our audit committee for purposes of Section 3(a)(58)(B) of the Exchange Act, and is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm and for the pre-approval of all audit and permissible non-audit services, as described under Item 14 of this Annual Report on Form 10-K. Our common stock is quoted on the OTCID Basic Market operated by OTC Markets Group, Inc. and is not listed on a national securities exchange; accordingly, we are not subject to the listing standards that would require us to maintain a separately designated audit committee composed solely of independent directors.

The Board of Directors has determined that we do not have an “audit committee financial expert” serving on the Board, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board believes that the cost of retaining a director who would qualify as an audit committee financial expert is not justified at this time in light of our size and limited operations, and that the collective experience of the members of the Board is sufficient to oversee our financial reporting process. We intend to seek to appoint a director who qualifies as an audit committee financial expert in connection with the establishment of a standing audit committee.

Compensation Committee. We do not have a separately designated standing compensation committee. The entire Board of Directors is responsible for reviewing and determining the compensation of our executive officers and directors. The Board has not delegated authority over executive compensation to any officer, and our executive officers do not have a role in determining or recommending the amount or form of executive or director compensation other than by providing information to the Board at its request. We did not engage any compensation consultant during the fiscal year ended June 30, 2026.

Nominating Committee. We do not have a separately designated standing nominating committee. The entire Board of Directors participates in the consideration of director nominees. The Board believes that, given our size, its limited operations and the fact that Hawkeye Holdco LLC holds a majority of the voting power of our outstanding common stock and holds contractual Board designation rights under the Investor Rights Agreement described in Item 13 of this Annual Report on Form 10-K, it is appropriate for the full Board to perform this function. The Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees, and does not have a written policy with regard to minimum qualifications for director nominees. In evaluating potential nominees, the Board considers, among other things, the candidate’s business experience, judgment, integrity, and ability to commit sufficient time and attention to the activities of the Board.

Director Nomination Procedures

The Board of Directors will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a candidate should submit the recommendation in writing to the Secretary of the Company at our principal executive offices, together with the candidate’s name, biographical information, the number of shares of our common stock beneficially owned by the candidate, and the candidate’s written consent to being named as a nominee and to serving as a director if elected. Candidates recommended by stockholders are evaluated on the same basis as candidates identified by the Board.

On June 17, 2026, the Board adopted Amended and Restated Bylaws that became effective concurrently with the Amended and Restated Articles of Incorporation on August 20, 2026. The Amended and Restated Bylaws contain advance notice procedures that a stockholder must follow in order to nominate a person for election to the Board or to bring other business before a meeting of stockholders, including a requirement that written notice generally be delivered to our Secretary not later than the close of business on the ninetieth day nor earlier than the close of business on the one hundred twentieth day prior to the first anniversary of the immediately preceding year’s annual meeting, together with detailed information regarding the nominating stockholder, the beneficial owner on whose behalf the nomination is made and the proposed nominee. Under the Amended and Restated Articles of Incorporation, special meetings of stockholders may be called only by or at the direction of the Board, the Chair of the Board or the President, and may not be called by stockholders. Other than the adoption of these advance notice provisions, there have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which was authorized, approved and adopted by the Board of Directors by unanimous written consent effective as of March 31, 2026. The Code of Ethics applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and by its terms is also to be provided to and followed by our agents and representatives, including consultants. The Code of Ethics addresses, among other matters, compliance with laws, rules and regulations; conflicts of interest; insider trading; corporate opportunities; competition and fair dealing; discrimination and harassment; health and safety; record-keeping; confidentiality; the protection and proper use of Company assets; payments to government personnel; and procedures for reporting illegal or unethical behavior on a confidential basis and without retaliation. Section 15 of the Code of Ethics sets out additional standards applicable to our financial and accounting officers and managers, including requirements that business transactions be properly authorized and completely and accurately recorded in accordance with generally accepted accounting principles.

Insider Trading Policy

We have not adopted insider trading policies or procedures governing the purchase, sale or other dispositions of our securities by our directors, officers or employees, or by the Company itself, other than the provisions of our Code of Ethics described above.

Section 3 of our Code of Ethics provides that employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any purpose other than the conduct of our business, that all non-public information about the Company is to be treated as confidential, and that using non-public information for personal financial benefit, or tipping others who might trade on the basis of that information, is both unethical and illegal. Our Code of Ethics does not, however, establish the pre-clearance requirements, quarterly blackout periods and trading windows, restrictions applicable to the Company’s own repurchases of its securities, or procedures for the adoption of Rule 10b5-1 trading arrangements that are customarily contained in a standalone insider trading policy.

We have not adopted a standalone insider trading policy because we have no employees, our operations during the fiscal year ended June 30, 2026 were limited and we generated no revenue, and our management resources during the year were directed toward the change in control that occurred on April 1, 2026, the resulting transition of our executive officers and Board of Directors, and the realignment of our business described in Item 1 of this Annual Report on Form 10-K. Our Board of Directors was reconstituted effective May 4, 2026 and has not yet established standing committees. We intend to adopt a written insider trading policy in connection with the establishment of standing Board committees and the adoption of a written related person transaction policy described in Item 13 of this Annual Report on Form 10-K. Our directors and executive officers remain subject to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and to the reporting obligations of Section 16.

Hedging Policy

We have not adopted any practices or policies regarding the ability of our directors, officers or employees, or any of their designees, to purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities granted as compensation to, or held directly or indirectly by, such persons.

Family Relationships

No family relationships exist between any of our present directors and executive officers.

Involvement in Certain Legal Proceedings

On April 29, 2024, a final judgment was entered in the matter Securities and Exchange Commission v. Martin Sumichrast by the United States District Court for the Western District of North Carolina, Charlotte Division, pursuant to which Mr. Sumichrast, without admitting or denying the allegations against him, was permanently restrained and enjoined from violating Sections 206(2) and 206(3) of the Investment Advisers Act of 1940 (the “Advisers Act”) by, if acting as an investment adviser within the meaning of Section 202(a)(11) of the Advisers Act, directly or indirectly, by use of the mails or any instrumentality of interstate commerce: (a) engaging in transactions, practices or courses of business which operate as a fraud or deceit upon a client or prospective client, or (b) while acting as principal for his own account, knowingly selling securities to, and/or purchasing securities from, a client without first disclosing to such client in writing before the completion of such transaction the capacity in which he is acting and obtaining the consent of the client to such transaction. In addition, Mr. Sumichrast agreed to pay total disgorgement of profits, prejudgment interest and penalties of $350,000. That amount was a personal obligation of Mr. Sumichrast, was payable by him individually and not by the Company, and was agreed before Mr. Sumichrast became a director of the Company. The Company is not a party to that action, has not paid or reimbursed and is not obligated to pay or reimburse any portion of that amount, and has not recorded any liability or expense in respect of it.

The injunction described above constitutes an event described in Rule 506(d)(1)(iv) under the Securities Act with respect to Mr. Sumichrast. Because Mr. Sumichrast is a director of the Company and, through MCIMAC, LLC, controls Hawkeye Holdco LLC, which beneficially owns more than 20% of our outstanding voting securities, we are unable to rely on the exemption from registration provided by Rule 506 of Regulation D. We have relied, and expect to continue to rely, on the exemption provided by Section 4(a)(2) of the Securities Act for the private placements described in Item 5 of this Annual Report on Form 10-K. Except as described above, during the past ten years none of our directors or executive officers has been involved in any of the legal proceedings described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any such director or executive officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock (collectively, the “reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to us and written representations received by us from reporting persons that no other reports were required, and without conducting any independent investigation of our own, we believe that during the fiscal year ended June 30, 2026 all Section 16(a) filing requirements applicable to our reporting persons were complied with on a timely basis, except for (i) a Form 4 that was filed by Christopher Mulgrew on April 13, 2026 reporting multiple acquisitions and dispositions of common stock between March 12, 2024 and December 3, 2025, and (ii) a Form 4 that was filed by Corby Marshall on June 4, 2026 reporting an acquisition of common stock on October 1, 2025.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended June 30, 2026 and June 30, 2025 to (i) each individual who served as our principal executive officer at any time during the fiscal year ended June 30, 2026, and (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at June 30, 2026 and whose total compensation exceeded $100,000. We refer to these individuals as our “named executive officers”. We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and have elected to provide the scaled compensation disclosure permitted by Item 402(m) through (r) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Wachsman (1)	2026	–	–	–	–	–	–
President (Principal Executive	2025	–	–	–	–	–	–
Officer)

Corby Marshall (2)	2026	–	–	–	–	–	–
Former Chief Executive Officer	2025	–	–	–	–	–	–
and Director

Q. Byron Hamlett (3)	2026	–	–	–	–	–	–
Chief Financial Officer	2025	–	–	–	–	–	–

(1)	Mr. Wachsman was appointed President effective April 1, 2026 and serves as our principal executive officer. Mr. Wachsman has an offer for full-time at will employment effective September 1, 2026 with the Company, and no compensation was paid or accrued to Mr. Wachsman for the period from April 1, 2026 through June 30, 2026.
(2)	Mr. Marshall served as our President, Secretary, Chief Executive Officer and Chairman of the Board of Directors until April 1, 2026 and continues to serve as a director. Mr. Marshall received no compensation for his service as a director and any amounts reported in this table were earned in respect of his service as an executive officer. On January 1, 2026, the Company issued 500,000 shares of common stock, valued at $50,000, to Mr. Marshall in settlement of accounts payable. The accounts payable settled by that issuance represented compensation previously earned by, and accrued for the benefit of, Mr. Marshall in respect of his service as an executive officer.
(3)	Mr. Hamlett was appointed Chief Financial Officer effective April 1, 2026. Mr. Hamlett has an offer for full-time at will employment effective September 1, 2026 with the Company, and no compensation was paid or accrued to Mr. Hamlett for the period from April 1, 2026 through June 30, 2026.
(4)	Amounts reported in the Stock Awards and Option Awards columns represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and not the amount realized by the named executive officer. Assumptions used in calculating these amounts are described in Note 2 and Note 9 to our financial statements included in Item 8 of this Annual Report on Form 10-K. None of the 200,000 shares of common stock valued at $144,000 that were classified as common stock to be issued for services as of June 30, 2026, as described in Note 9, was issuable to any named executive officer or director. Those shares are issuable to Checkmate, a subcontractor and service provider to the Company. Accordingly, no amount in respect of those shares is reported in this table or in the Director Compensation table below.

Narrative Disclosure to the Summary Compensation Table

Corby Marshall

On June 11, 2020, we entered into an employment agreement with Corby Marshall, our former chairman of the board of directors, president, chief executive officer, and chief financial officer (the “Employment Agreement”). The term of the Employment Agreement was three years. The Employment Agreement would automatically extend for successive three-year terms, unless either party gave written notice of termination 30 days prior to the end of the then current term. Pursuant to the terms of the Employment Agreement, Mr. Marshall was entitled to receive a base salary from the Company of $250,000 per year. If we were unable to pay this amount in cash, Mr. Marshall could defer cash compensation and receive compensation in kind in shares of the Company’s common stock. Mr. Marshall was to be reimbursed for business expenses and to receive a car allowance and health benefits from us. As part of his compensation, Mr. Marshall was entitled to receive a target bonus of up to 100% of his base salary, based on our and his individual performance. If Mr. Marshall’s employment was terminated by us without cause, he would be entitled to receive severance benefits consisting of (i) the continuation of payment of his base salary in effect immediately prior to termination for no less than twelve months (the “Severance Benefit Period”); and (ii) the continuation of all employment benefits for the Severance Benefit Period. If Mr. Marshall was terminated without cause and in conjunction with a change in control, he would be entitled to receive change in control benefits consisting of (i) continuation of payment of his base compensation for a period equal to twice the amount of the Severance Benefit Period (the “Change in Control Benefit Period”), and (ii) the continuation of his employment benefits for the Change in Control Benefit Period.

On December 1, 2023, we entered into a consulting agreement with Mr. Marshall to restructure the compensation received by Mr. Marshall from the Company (the “Marshall Consulting Agreement”). Pursuant to the terms of the Marshall Consulting Agreement, Mr. Marshall received $500.00 monthly for his services rendered to us starting from December 1, 2023. The Marshall Consulting Agreement was terminated on March 25, 2026, and Mr. Marshall has not received any compensation since July 1, 2025. On January 1, 2026, we issued 500,000 shares of common stock, valued at $50,000, to Mr. Marshall to settle accounts payable. Mr. Marshall resigned from his positions as President, Secretary, Chief Executive Officer and Chairman of the Board of Directors on April 1, 2026, but remains a member of the Board of Directors.

David Wachsman

On September 1, 2026, we entered into an offer letter with David Wachsman, pursuant to which we employ Mr. Wachsman as President on an at-will basis. Pursuant to the offer letter, Mr. Wachsman is to be paid an initial annual salary of $360,000, paid monthly at $30,000, less applicable taxes, deductions, and withholdings as required by law. Mr. Wachsman is also eligible for an annual discretionary bonus based on the decision of the executive management and the board of directors of the Company. Mr. Wachsman’s salary will begin to accrue on September 1, 2026, and payment will be deferred until the funding for our business strategy is achieved. The Board expects to consider additional compensation arrangements for our executive officers in connection with the implementation of the Equity Incentive Plan and the further development of our business plan.

Q. Byron Hamlett

On September 1, 2026, we entered into an offer letter with Quinton Byron Hamlett, pursuant to which we employ Mr. Hamlett as Vice President and Chief Financial Officer on an at-will basis. Pursuant to the offer letter, Mr. Hamlett is to be paid an initial annual salary of $270,000, paid monthly at $22,500, less applicable taxes, deductions, and withholdings as required by law. Mr. Hamlett is also eligible for an annual discretionary bonus based on the decision of the executive management and the board of directors of the Company. Mr. Hamlett’s salary will begin to accrue on September 1, 2026, and payment will be deferred until the funding for our business strategy is achieved. The Board expects to consider additional compensation arrangements for our executive officers in connection with the implementation of the Equity Incentive Plan and the further development of our business plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2026.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Wachsman	–	–	–	–
Corby Marshall (1)	–	–	–	–
Q. Byron Hamlett	–	–	–	–

(1)	Effective as of April 1, 2026, we entered into Stock Option Cancellation Agreements with the holders of options to purchase, in the aggregate, 207,600 shares of common stock, pursuant to which each holder agreed to surrender and cancel all options held by such holder for aggregate consideration of $1.00 for each holder. The options to purchase 100,000 shares of common stock at an exercise price of $0.075 per share expiring May 22, 2027 that were previously reported as held by Mr. Marshall were among the options cancelled and were no longer outstanding as of June 30, 2026.

Option Exercises and Stock Vested

During the fiscal year ended June 30, 2026, we did not grant any stock options, and no stock options were exercised by any named executive officer. No stock awards held by any named executive officer vested during the fiscal year ended June 30, 2026.

Equity Compensation Plans

2019 Directors, Officers, Employees and Consultants Stock Option Plan

In 2019, the Board of Directors adopted the 2019 Directors, Officers, Employees and Consultants Stock Option Plan (the “Option Plan”), under which we reserved for issuance 2,500,000 shares of common stock. The Option Plan permits the grant of options to our employees, directors and consultants. We have granted an aggregate total of 5,325,000 stock options to directors and officers, of which 1,150,000 stock options were granted under the Option Plan and 4,175,000 stock options were granted as non-statutory stock options outside of the Option Plan. We effected a 1-for-10 reverse stock split on February 9, 2023, and the number of options outstanding and the related exercise prices were adjusted proportionally.

We did not grant any stock options during the fiscal years ended June 30, 2026 and June 30, 2025. Effective as of April 1, 2026, we entered into Stock Option Cancellation Agreements with the holders of options to purchase, in the aggregate, 207,600 shares of common stock, pursuant to which each holder agreed to surrender and cancel all options held by such holder for aggregate consideration of $1.00 for each holder. As of June 30, 2026 and as of the date of this Annual Report on Form 10-K, options to purchase 115,000 shares of common stock were outstanding and exercisable, at a weighted-average exercise price of $0.70 per share, all of which were granted as non-statutory stock options outside of the Option Plan.

2026 Equity Incentive Plan

On June 17, 2026, the Board of Directors adopted, and the holders of a majority of the voting power of our outstanding common stock approved by written consent, the Hawkeye Digital, Inc. 2026 Equity Incentive Plan (the “2026 Plan”). The purposes of the 2026 Plan are to enable us and our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long-term success, to provide incentives that align the interests of employees, consultants and directors with those of our stockholders, and to promote the success of our business. A maximum of 50,000,000 shares of common stock may be issued under the 2026 Plan, subject to certain adjustments as set forth therein and an “evergreen” provision that, on the first day of each fiscal year, will add to the number of shares of common stock available for issuance under the 2026 Plan by a number equal to the lesser of (a) five percent (5%) of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, (b) the number of shares issued or issuable under awards granted during the most recently completed fiscal year, or (c) a lesser number of shares determined by the Board of Directors. Awards under the 2026 Plan may take the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units (including deferred stock units), performance share awards, cash awards, and other equity-based awards. No awards were granted under the 2026 Plan during the fiscal year ended June 30, 2026, and no awards have been granted under the 2026 Plan through the date of this Annual Report on Form 10-K. The following is a summary of the material terms of the 2026 Plan and is qualified in its entirety by reference to the full text of the 2026 Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not have a formal written policy or practice regarding the timing of awards of stock options, stock appreciation rights or similar option-like instruments in relation to the disclosure of material nonpublic information. We did not grant any stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended June 30, 2026, and accordingly no such awards were granted during the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Current Report on Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of any such report. We do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Recovery Policy

Our common stock is not listed on a national securities exchange and we are therefore not subject to the listing standards adopted under Rule 10D-1 under the Exchange Act that require the adoption of a compensation recovery policy. Awards granted under the 2026 Plan are, by their terms, subject to any compensation recovery or clawback policy that the Company may adopt or modify from time to time.

Pension Benefits and Nonqualified Deferred Compensation

We do not maintain any defined benefit pension plan or any nonqualified deferred compensation plan in which any named executive officer participates, and we do not maintain a tax-qualified defined contribution plan such as a 401(k) plan.

Retirement, Resignation or Termination Plans

Other than the provisions of the 2026 Plan described above that provide for accelerated vesting upon a qualifying termination of continuous service within twelve months following a change in control, we sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company. No amounts were paid to any named executive officer during the fiscal year ended June 30, 2026 in connection with any termination of employment or change in control.

Director Compensation

The following table sets forth information concerning the compensation paid to or earned by each person who served as a director during the fiscal year ended June 30, 2026, other than any director who also served as a named executive officer and whose compensation is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Martin Sumichrast (1)	–	–	–	–	–
Sim Farar (1)	–	–	–	–	–
Nathan Bradley Fleisher (1)	–	–	–	–	–
Ralph Olson (1)	–	–	–	–	–
Corby Marshall (2)	–	–	–	–	–

(1)	Messrs. Sumichrast, Farar, Fleisher and Olson were appointed to the Board of Directors effective May 4, 2026 and received no compensation for their service as directors during the fiscal year ended June 30, 2026. As of June 30, 2026, none of them held any outstanding stock awards or option awards.
(2)	Mr. Marshall served as our President, Secretary, Chief Executive Officer and Chairman of the Board of Directors until April 1, 2026 and has served as a director throughout the fiscal year. He received no compensation for his service as a director. Compensation earned by Mr. Marshall in respect of his service as an executive officer is reported in the Summary Compensation Table above.

The persons who served as members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors during the fiscal years ended June 30, 2026 and June 30, 2025. We may reimburse our directors for expenses incurred in connection with attending board meetings. We have not adopted a non-employee director compensation policy. Following the adoption of the 2026 Plan, non-employee directors are eligible to receive awards under that plan, subject to the annual limit on non-employee director compensation.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. During the fiscal year ended June 30, 2026, deliberations concerning executive officer compensation were conducted by the Board of Directors as a whole. Mr. Marshall, who served as our President and Chief Executive Officer until April 1, 2026, was a member of the Board of Directors during the fiscal year and participated in Board deliberations, although he did not participate in deliberations regarding his own compensation. None of our executive officers serves, or served during the fiscal year ended June 30, 2026, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors. Transactions between the Company and its directors and executive officers, and entities affiliated with them, are described in Item 13 of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 8, 2026, information regarding the beneficial ownership of our common stock by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days after September 8, 2026, are deemed outstanding for purposes of computing the share ownership and percentage ownership of the person holding such options, warrants or convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all shares are owned directly and, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws. Unless otherwise indicated in the footnotes below, the address of each beneficial owner is c/o Hawkeye Digital, Inc., 350 Lincoln Road, 2nd Floor, Miami Beach FL 33139. Percentage ownership is based on 266,052,926 shares of our common stock outstanding as of September 8, 2026.

	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned
Directors and Executive Officers:
	Martin Sumichrast (1)	242,017,296	90.966%
	David Wachsman (2)	–	–
	Q. Byron Hamlett (2)	–	–
	Corby Marshall (3)	2,794,675	1.050%
	Sim Farar	–	–
	Nathan Bradley Fleisher	–	–
	Ralph Olson	–	–
	All Current Directors and Executive Officers as a Group (7 persons)	244,811,971	92.016%

5% Beneficial Owners:
	Hawkeye Holdco LLC (1)	242,017,296	90.966%
	Steve Hall (4)	15,289,992	5.747%

	All Current Directors and Executive Officers and 5% Beneficial Owners	260,101,963	97.763%

(1)	Consists of 242,017,296 shares of common stock held of record by HH, comprising 23,064,634 shares issued on June 1, 2026 upon conversion in full of the Convertible Note and 218,952,662 shares issued on June 11, 2026 upon the cashless exercise in full of the HH Warrant. The business address of HH is 7401 Carmel Executive Park Drive, Suite 315, Charlotte, North Carolina 28226. Martin Sumichrast, the Chairman of our Board of Directors, serves as the manager of MCIMAC, LLC (“MCIMAC”), which in turn serves as the manager of HH. As a result, each of Mr. Sumichrast and MCIMAC may be deemed to possess voting and dispositive power over the securities held by HH. Mr. Sumichrast disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.
(2)	MCIMAC, along with David Wachsman, our President, and Q. Byron Hamlett, our Chief Financial Officer, are members of HH. Each of Mr. Wachsman and Mr. Hamlett disclaims beneficial ownership of the shares held by HH except to the extent of his pecuniary interest therein.
(3)	Consists of 2,794,675 shares of common stock held of record by Mr. Marshall. Options to purchase 100,000 shares previously reported as held by Mr. Marshall were cancelled effective April 1, 2026 pursuant to the Stock Option Cancellation Agreements described in Item 11 of this Annual Report on Form 10-K and are therefore excluded.
(4)	Consists of 15,289,992 shares of common stock held of record by Mr. Hall, including 228,858 shares issued on May 7, 2026 pursuant to a Share Subscription Agreement and 13,000,000 shares issued on June 3, 2026 upon the mandatory conversion of all 2,000 outstanding shares of Series A Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock remain outstanding. The business address of Mr. Hall is 6605 Abercorn, Suite 204, Savannah, Georgia 31405.

Beneficial Ownership of Securities. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

Changes in Control

As described in Item 1 and Item 13 of this Annual Report on Form 10-K, on April 1, 2026 Hawkeye Holdco LLC acquired the Existing Hall Note from Mr. Hall and the Company issued to HH the Convertible Note, and the Company, Mr. Hall and HH entered into an Investor Rights Agreement granting HH registration rights and the right to designate four of the five members of the Board of Directors. Following the conversion of the Convertible Note and the related equity issuances described above, HH holds a substantial majority of our outstanding common stock and, through MCIMAC and Mr. Sumichrast, controls the Company. Except for the transactions described in this Annual Report on Form 10-K, we are not aware of any arrangements which, if consummated, may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2026 with respect to compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance, aggregated by plans approved by security holders and plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2019 Directors, Officers, Employees and Consultants Stock Option Plan (1)	–	$–	–
Hawkeye Digital, Inc. 2026 Equity Incentive Plan (2)	–	–	50,000,000
Total approved by security holders	–	–	–
Equity compensation plans not approved by security holders (3)	115,000	0.70	–
Total	115,000	$0.70	50,000,000

(1)	The 2019 Directors, Officers, Employees and Consultants Stock Option Plan (the “Option Plan”) was approved by the Board of Directors in 2019 and reserved 2,500,000 shares of common stock for issuance. No options were outstanding under the Option Plan as of June 30, 2026; all 115,000 options outstanding at that date were granted as non-statutory stock options outside of the Option Plan and are reported in the “not approved by security holders” row.
(2)	The 2026 Plan was adopted by the Board of Directors and approved by the holders of a majority of the voting power of our outstanding common stock by written consent on June 17, 2026. Under the 2026 Plan, the number of shares available for issuance automatically increases on the first business day of each fiscal year, beginning with our 2027 fiscal year, by a number equal to the least of (a) 5% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, (b) the number of shares issued or issuable under awards granted during the most recently completed fiscal year, or (c) a lesser number determined by the Board. The number of shares available under the 2026 Plan is also increased by the number of shares underlying any award granted under the Option Plan that expires, terminates or is cancelled or forfeited. The automatic increase for fiscal 2027 is not reflected in column (c) because it occurred after June 30, 2026. No awards were granted under the 2026 Plan during the fiscal year ended June 30, 2026.
(3)	Consists of options to purchase 115,000 shares of common stock granted as non-statutory stock options outside of the Option Plan, all of which were vested and exercisable as of June 30, 2026, at a weighted-average exercise price of $0.70 per share. These grants were made as individual compensation arrangements and not under any plan reserving a fixed number of shares; accordingly, no shares are reported as remaining available for future issuance in column (c). This row excludes the HH Warrant sold to HH on June 3, 2026 and exercised in full on June 11, 2026, which was sold for cash consideration in a financing transaction and was not issued under any compensation plan or as compensation for services. This row also excludes the Common Stock Purchase Warrants covering an aggregate of 14,000,000 shares issued on July 20, 2026 (the “Advisory Warrants”), which were issued after June 30, 2026 as partial consideration under a financial advisory agreement with ThinkEquity LLC and not under any compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Item 11. Executive Compensation”, the following is a description of transactions since July 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with or immediate family members of any of the foregoing, had or will have a direct or indirect material interest.

Transactions with Steve Hall

During the fiscal year ended June 30, 2026, we received $125,831 ($47,463 in cash advances and $78,368 of expenses and payables paid directly by the related party) (including $98,368 during the nine months ended March 31, 2026) from a promissory note issued to Steve Hall, a related party, under the Debt Consolidation Agreement. In addition, between January 1, 2026 and February 19, 2026, the Company received an aggregate amount of $27,463 from Mr. Hall, which was recorded under accounts payable and accrued liabilities — related party.

On April 1, 2026, we entered into a Subscription Agreement with Mr. Hall, pursuant to which Mr. Hall subscribed for 2,000 shares of Series A Convertible Preferred Stock at a total purchase price of $200,000.

On May 7, 2026, we entered into a Share Subscription Agreement with Mr. Hall, pursuant to which Mr. Hall subscribed for 228,858 shares of our common stock at a subscription price of $0.12 per share, or $27,463 in the aggregate. No cash was exchanged; the subscription price was satisfied by offset against the $27,463 payable to Mr. Hall described above. The shares were issued on May 7, 2026 and were recorded at the $27,463 carrying amount of the payable settled. The Share Subscription Agreement was a transaction separate from, and not consideration for, the forfeiture of accrued interest in connection with the April 1, 2026 Note Purchase Agreement.

On June 3, 2026, in connection with the sale of the HH Warrant described below, all 2,000 shares of Series A Convertible Preferred Stock held by Mr. Hall became subject to mandatory conversion in accordance with the Certificate of Designation and Mr. Hall was issued 13,000,000 shares of common stock.

Mr. Hall previously provided real estate and development consulting services to us under a consulting agreement entered into on January 30, 2023. The $250,000 fee under that agreement was settled on April 1, 2024 under the Debt Consolidation Agreement described in Note 7, Debt, to our financial statements, and no amounts were paid or payable under that agreement during either of the fiscal years ended June 30, 2026 or June 30, 2025. Mr. Hall beneficially owns more than 5% of our outstanding common stock.

Transactions with Hawkeye Holdco LLC

On April 1, 2026, we, HH and Mr. Hall entered into a Note Purchase Agreement pursuant to which HH purchased from Mr. Hall the Existing Hall Note, and we issued to HH the non-interest-bearing Convertible Note in an initial principal amount of $2,767,756, maturing 24 months from issuance and convertible into common stock at an initial conversion price of $0.12 per share. Martin Sumichrast, the Chairman of the Board, is the manager of MCIMAC, LLC, which is the manager of HH; MCIMAC, LLC, along with David Wachsman, our President, and Q. Byron Hamlett, our Chief Financial Officer, are members of HH.

On April 1, 2026, we, Mr. Hall, and HH also entered into an Investor Rights Agreement granting HH certain registration rights and the right to designate four of the five members of the Board of Directors, as described in Item 1 and Item 10 of this Annual Report on Form 10-K.

On June 1, 2026, HH converted the entire outstanding principal amount of the Convertible Note into 23,064,634 shares of common stock at a conversion price of $0.12 per share.

On June 3, 2026, we sold to HH the HH Warrant, granting HH the right to purchase 221,878,595 shares of common stock at a purchase price of $0.01 per share, for aggregate proceeds to the Company of $2,218,786. On June 11, 2026, HH exercised the HH Warrant in full on a cashless basis and was issued 218,952,662 shares of common stock, and the HH Warrant ceased to be outstanding.

HH is our controlling stockholder. The sale of the HH Warrant to HH for $2,218,786 and the issuance and conversion of the Convertible Note were transactions with our controlling stockholder and were approved by the Board of Directors.

Transactions with Officers and Directors

On January 1, 2026, we issued 600,000 shares of common stock, valued at $60,000, to former Chief Financial Officer Christopher Mulgrew, and 500,000 shares of common stock, valued at $50,000, to former Chief Executive Officer Corby Marshall, in each case to settle accounts payable.

Derek Wachsman, the brother of our President, David Wachsman, was offered employment as Vice President. Derek Wachsman’s at-will employment was offered and effective September 1, 2026. Derek Wachsman’s full-time employment offer includes an annual salary of $150,000, with eligibility for an annual discretionary bonus based on the decision of management and the Board. Derek Wachsman’s compensation will be accrued and deferred until the Company has completed the funding necessary for our business strategy. The Board of Directors has approved the terms of his employment with the Company.

Policies and Procedures for Related Party Transactions

We have not adopted a formal written policy or procedure for the review, approval or ratification of transactions with related persons. Our Board of Directors reviews and approves transactions with related persons on a case-by-case basis, and under Nevada law a transaction with a director or officer is not void or voidable solely because of that interest if the material facts as to the relationship or interest are disclosed to or known by the Board and the transaction is approved in good faith by a majority of the disinterested directors, is approved by the stockholders, or is fair to the Company at the time it is authorized. Each of the transactions described above was reviewed and approved by the Board of Directors. We intend to adopt a written related person transaction policy in connection with the establishment of standing Board committees.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada Revised Statutes, and limit the liability of our directors and officers for monetary damages to the fullest extent permitted by Nevada law. The Amended and Restated Articles of Incorporation and Amended and Restated Bylaws approved on June 17, 2026 contain comparable provisions and further obligate us to advance expenses incurred by a director or officer in advance of the final disposition of any proceeding, upon receipt of an undertaking to repay the amount if it is ultimately determined that the person is not entitled to indemnification.

Director Independence

Our common stock is quoted on the OTCID Basic Market operated by OTC Markets Group, Inc. and is not listed on a national securities exchange. We are nevertheless required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association. The Board of Directors has adopted the independence standards of the Nasdaq Stock Market, as set forth in Nasdaq Listing Rule 5605(a)(2), for this purpose. Applying those standards, the Board of Directors has determined that each of Mr. Fleisher and Mr. Farar is an “independent director.” Messrs. Sumichrast, Marshall, and Olson are not independent under those standards.

Item 14. Principal Accounting Fees and Services

On June 17, 2026, the Board of Directors dismissed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm and appointed Grassi & Co., CPAs, P.C. (“Grassi”) as its new independent registered public accounting firm, as described in Item 9 of this Annual Report on Form 10-K. Accordingly, the fees set forth below are presented separately for each principal accountant. The following table sets forth the aggregate fees billed to us by Fruci and Grassi for the fiscal years ended June 30, 2026 and June 30, 2025.

	Fiscal 2026		Fiscal 2025
	Fruci	Grassi	Fruci
Audit Fees	$21,453	$90,000	$58,900
Audit-Related Fees	–	–	–
Tax Fees	–	–	–
All Other Fees	–	–	–
Total	$21,453	$90,000	$58,900

Audit Fees

Audit fees consist of fees billed for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

No fees were billed in either of the fiscal years ended June 30, 2026 or June 30, 2025 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under “Audit Fees” above.

Tax Fees

No fees were billed in either of the fiscal years ended June 30, 2026 and June 30, 2025 for professional services rendered by the principal accountants for tax compliance, tax advice or tax planning.

All Other Fees

Other fees consist of fees billed for products and services provided by the principal accountants other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

We do not have a separately designated standing audit committee. Our Board of Directors, performing the functions of an audit committee, is responsible for the appointment, compensation and oversight of our independent registered public accounting firm and pre-approves all audit and permissible non-audit services provided by that firm. The Board of Directors approved the engagement of Grassi as our independent registered public accounting firm on June 17, 2026, and approved the performance by our principal accountants of services for the audit of our annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the fiscal year ended June 30, 2026. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors. None of the services described above was approved pursuant to the de minimis exception provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this annual report.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Hawkeye Digital, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2026)
3.2	Certificate of Designation of Series A Convertible Preferred Stock filed April 1, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
3.3	Amended and Restated Bylaws of Hawkeye Digital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2026)
4.1	Convertible Promissory Note dated April 1, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
4.2	Common Stock Purchase Warrant, dated June 3, 2026, by and between the Company and Hawkeye Holdco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026)
4.3	Form of Common Stock Purchase Warrant dated July 20, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2026)
10.1#	2019 Employees, Directors and Consultants Stock Option Plan (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 1, 2021)
10.2	Promissory Note Agreement dated as of February 27, 2023 between the Company and CNTNR as amended and restated on April 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023)
10.3	Promissory Note Agreement dated as of March 29, 2023 between the Registrant and Steve Hall (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023)
10.4#	Consulting Agreement dated as of January 30, 2023 between the Registrant and Steve Hall (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2025)
10.5	Articles of Organization of Rift Cyber LLC, filed with the Nevada Secretary of State on March 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.6	Intellectual Property Assignment Agreement, dated April 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)
10.7	Debt Consolidation Agreement, effective as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024)
10.8	Note Purchase Agreement, dated April 1, 2026, by and among Hawkeye Systems, Inc., Hawkeye Holdco LLC, and Steve Hall (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
10.9†	Subscription Agreement, dated April 1, 2026, by and between Hawkeye Systems, Inc. and Steve Hall (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
10.10†	Investor Rights Agreement, dated April 1, 2026, by and among Hawkeye Systems, Inc., Hawkeye Holdco LLC, and Steve Hall (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
10.11	Settlement Agreement and Release, dated April 1, 2026, by and between Hawkeye Systems, Inc. and Eagle Equities, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

10.12	Form of Option Cancellation Agreement, dated April 1, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with SEC on April 6, 2026)
10.13	Subscription Agreement, dated June 3, 2026, by and between the Company and Hawkeye Holdco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026)
10.14#	Hawkeye Digital, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed with the SEC on June 22, 2026)
10.15#	Employment Offer Letter, dated September 1, 2026, between the Company and David Wachsman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026)
10.16#	Employment Offer Letter, dated September 1, 2026, between the Company and Quinton Byron Hamlett (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026)
14.1*	Code of Ethics
16.1	Letter from Fruci & Associates II, PLLC dated June 17, 2026 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2019)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Fruci & Associates II, PLLC, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to Section 1350*
32.2	Certification of Chief Financial Officer pursuant to Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

# Management contract or compensatory plan or arrangement

† Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2026	Hawkeye Digital, Inc.

	By:	/s/ David Wachsman
	Name:	David Wachsman
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Wachsman	President	September 11, 2026
David Wachsman	(Principal Executive Officer)

/s/ Q. Byron Hamlett	Chief Financial Officer	September 11, 2026
Q. Byron Hamlett	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin Sumichrast	Chairman	September 11, 2026
Martin Sumichrast

/s/ Sim Farar	Director	September 11, 2026
Sim Farar

/s/ Nathan Bradley Fleisher	Director	September 11, 2026
Nathan Bradley Fleisher

/s/ Corby Marshall	Director	September 11, 2026
Corby Marshall

/s/ Ralph Olson	Director	September 11, 2026
Ralph Olson

